Form 10-Q
period 1996-03-31
NFO RESEARCH INC
filed 1996-05-15
CIK 897940

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______


                       Commission file number:   0 - 21460

                                 NFO RESEARCH, INC.
                (Exact name of registrant as specified in its charter)


        DELAWARE                                          06-1327424
        --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                TWO PICKWICK PLAZA,  GREENWICH, CT  06830
           ---------------------------------------------------
           (Address of principal executive offices, zip code)

                            (203) 629 - 8888
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

           ----------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X           No
      -------            -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
 At May 1, 1996, Registrant had outstanding 10,165,153 shares of Common Stock.

                             NFO RESEARCH, INC.
                                    INDEX

                                                                   PAGE
Part I   FINANCIAL INFORMATION                                    NUMBER

         FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets                   3

             Condensed Consolidated Statements of Income             4

             Condensed Consolidated Statements of Cash Flows         5

             Condensed Consolidated Statement of
               Stockholders' Equity                                  7

             Notes to Condensed Consolidated Financial Statements    8

          Management's Discussion and Analysis
            of Financial Condition and Results
             of Operations                                          10

Part II  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                 12

          Signature                                                 13

                               NFO RESEARCH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      MARCH 31       DECEMBER 31
                                                        1996             1995
ASSETS                                               (UNAUDITED)
- ------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                         $  4,908        $  5,677
   RECEIVABLES:
      TRADE                                            14,824          14,155
      UNBILLED                                          4,580           3,188
   PREPAID EXPENSES AND OTHER CURRENT ASSETS            3,094           2,734
                                                     --------        --------
      TOTAL CURRENT ASSETS                             27,406          25,754
PROPERTY AND EQUIPMENT, NET                             9,348           8,756
CUSTOMER LIST, GOODWILL AND
   OTHER INTANGIBLE ASSETS                             42,386           26,501
OTHER ASSETS                                            6,538            5,753
                                                     --------        ---------
        TOTAL ASSETS                                  $85,678          $66,764
                                                     ========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT            $      777        $      643
   ACCOUNTS PAYABLE                                     2,047             1,543
   ACCRUED EXPENSES                                    10,156             8,700
   CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED       9,340             7,019
                                                   ----------        ----------
      TOTAL CURRENT LIABILITIES                        22,320            17,905
LONG-TERM LIABILITIES                                   7,054             4,838
                                                   ----------        ----------
      TOTAL LIABILITIES                                29,374            22,743
                                                   ----------        ----------

STOCKHOLDERS' EQUITY:
   COMMON STOCK, PAR VALUE $.01 PER SHARE;
      15,000 SHARES AUTHORIZED, 10,133 AND
      9,428 (POST SPLIT) ISSUED AND OUTSTANDING
      IN 1996 AND 1995, RESPECTIVELY                      101                63
   ADDITIONAL PAID-IN CAPITAL                          37,766            27,222
   RETAINED EARNINGS                                   19,106            17,405
   ADDITIONAL MINIMUM LIABILITY                         (669)             (669)
                                                   ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                       56,304            44,021
                                                   ----------        ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $85,678           $66,764
                                                   ==========        ==========



             The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS
                                                           ENDED MARCH 31
                                                         1996        1995


REVENUES                                              $ 24,106    $ 16,218
     COST OF REVENUES                                   10,794       7,046
     SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                           8,809       6,057
     DEPRECIATION EXPENSE                                  390         299
     AMORTIZATION EXPENSE                                  775         533
                                                       -------    --------

OPERATING INCOME                                         3,338       2,283
     INTEREST EXPENSE, NET                                  43          25
     EQUITY INTEREST IN NET LOSS
       OF JOINT VENTURES                                   130          --
                                                       -------     -------

INCOME BEFORE INCOME TAXES                               3,165       2,258

     PROVISION FOR INCOME TAXES                          1,464         973
                                                      --------     -------
NET INCOME                                            $  1,701    $  1,285
                                                      ========    =========
PRIMARY WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING (a)
                                                        10,603       9,594
                                                      ========    =========
PRIMARY EARNINGS PER WEIGHTED AVERAGE
     SHARE (a)                                            $.16        $.13
                                                          ====        ====


(a)For comparability, the earnings per share and share data reflect the three-for-two stock split effected on February 5, 1996. Fully diluted earnings per common share has not been presented on the basis that the difference between fully diluted and primary earnings per share is less than $0.01 per share.



             The accompanying notes are an integral part of these statements.

                              NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)
                                                                  THREE MONTHS
                                                                  ENDED MARCH 31

                                                            1996           1995
                                                            ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                                $1,701         $1,285
ADJUSTMENTS TO RECONCILE TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION                                              390            299
   AMORTIZATION                                              775            533
   EQUITY INTEREST IN NET LOSS FROM JOINT VENTURES           130            ---
                                                          ------         ------
      SUBTOTAL                                             2,996          2,117

CHANGE IN ASSETS AND LIABILITIES THAT
  PROVIDED (USED) CASH:
   TRADE RECEIVABLES                                       3,528            593
   UNBILLED RECEIVABLES                                   (1,095)          (175)
   PREPAID EXPENSES AND OTHER
      CURRENT ASSETS                                        (268)          (937)
   OTHER ASSETS                                              (14)           (42)
   ACCOUNTS PAYABLE, ACCRUED AND
      OTHER LIABILITIES                                        7         (1,202)
   CUSTOMER BILLINGS IN EXCESS OF REVENUES
      EARNED                                                (920)         1,094
                                                          -------        -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                4,234         1,448
                                                          -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES                                       (411)          (351)
 PAYMENT FOR PLOG - NET OF CASH ACQUIRED                  (2,278)           ----
 PAYMENT FOR M/K - NET OF CASH ACQUIRED                   (3,417)           ----
 INVESTMENTS IN JOINT VENTURES                              (894)           ----
 PURCHASE OF LICENSE AGREEMENT, OTHER INTANGIBLES            (37)          (108)
                                                          -------         ------
  NET CASH USED IN INVESTING ACTIVITIES                   (7,037)          (459)
                                                          -------         ------

CASH FLOW FROM FINANCING ACTIVITIES:
 NET PROCEEDS FROM ISSUANCE OF STOCK                         226            125
 PAYMENTS ON LONG-TERM DEBT                               (3,192)          (170)
 COSTS ASSOCIATED WITH NEW CREDIT FACILITY                  ---             (97)
 BORROWINGS ON LINE OF CREDIT                              5,000            ---
                                                          -------        -------
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                            2,034           (142)
                                                          ------         -------

CHANGE IN CASH                                             (769)             847
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                      5,677            6,288
                                                        --------         -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                           $4,908           $7,135
                                                        =======           ======

                              NFO RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                           1996      1995
                                                           ----      ----
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR:
    INTEREST                                              $ 96   $    56
    INCOME TAXES                                          $388   $   551

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   The Company purchased Migliara/Kaplan Associates and Chesapeake Surveys,
   Inc. for $3.6 million in cash and $7.9 million in shares of the Company's common stock (see Note 2) effective January 3, 1996. The Company also purchased Plog Research, Inc. for $5.0 million, one half in cash and one half in shares of the Company's Common Stock, effective January 3, 1996. In conjunction with these purchases, the following liabilities were assumed:


         Fair value of assets acquired                        $ 22,148
         Less: cash paid                                        (6,056)
         Less: 677,298 Company shares issued (post split)      (10,356)
                                                               --------


               Liabilities assumed                            $  5,736
                                                               =======



       The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                            ADDITIONAL               ADDITIONAL
                                  COMMON     PAID-IN      RETAINED   MINIMUM
                         SHARES    STOCK     CAPITAL      EARNINGS   LIABILITY
                         ------    -----     -------      --------   ---------

BALANCE AT
  JANUARY 1, 1996        6,285     $63       $27,222      $17,405    $  (669)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH THE
  ACQUISITIONS             452       4        10,352

COMMON STOCK ISSUED IN
  CONJUNCTION WITH THE
  3 FOR 2 STOCK SPLIT    3,375      34           (34)

OTHER STOCK ISSUANCES       21       0           226

NET INCOME                                                  1,701
                        ------   ------      -------      -------     -------
BALANCE  AT
  MARCH 31, 1996        10,133  $  101       $37,766      $19,106     $  (669)
                        ======   ======      =======      =======     ========



        The accompanying notes are an integral part of this statement.

                              NFO RESEARCH, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the operations of NFO Research, Inc. and NFO's subsidiaries: Payment Systems, Inc. and Payment Systems International Limited (U.K.) ("PSI"), Advanced Marketing Solutions Corp. ("AMS"), Migliara/Kaplan Associates, Inc. ("M/K"), Chesapeake Surveys, Inc. ("CSI"), Plog Research, Inc. ("Plog"), as well as several subsidiaries relating to the Company's joint venture activities in Europe. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three month periods ended March 31, 1996 and March 31, 1995.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Audited Financial Statements for the fiscal year ended December 31, 1995, included in the Company's Form 10-K filed with the SEC on March 28, 1996, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Certain reclassifications have been made to the 1995 Condensed Consolidated Financial Statements to conform with the 1996 presentation.

Note 2. Acquisitions:

On January 3, 1996, the Company acquired Migliara/Kaplan Associates, Inc. and substantially all the net assets of Chesapeake Surveys, Inc. for approximately $15.2 million. M/K is a full-service healthcare marketing information company with offices in Baltimore, Maryland and Princeton, New Jersey. CSI, a sister company of M/K, provides data collection and survey services such as focus groups and random telephone interviews. Of the total purchase price, approximately $11.45 million was paid at closing, approximately 31 percent in cash and 69 percent in newly issued shares of NFO common stock. The remaining $3.75 million is payable over the next three years subject to adjustment based on the combined actual earnings of M/K and CSI during that period, and will be accounted for as an adjustment to goodwill.

On January 3, 1996, the Company acquired Plog Research, Inc. Plog supplies syndicated market research products as well as marketing and forecasting services to the travel and tourism industries. Of the total purchase price, approximately $5.0 million was paid at closing, 50 percent in cash, and 50 percent in newly issued shares of NFO common stock. The remaining purchase price of approximately $1.7 million is payable over the next three years, 50 percent in cash and 50 percent in NFO stock, subject to adjustment based on Plog's actual earnings during the period and will be acccounted for as an adjustment to goodwill.

Both acquisitions have been accounted for as purchases and the accompanying financial statements include the results of operations from the effective date of the acquisitions. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision.

The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1995 and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future.

                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31
                                                        ---------------------
                                                          1996           1995
                                                          ----           ----
REVENUES                                                 $24,106        $20,139
NET INCOME                                                 1,701          1,469
PRIMARY EARNINGS PER SHARE                                  $.16           $.14

Note 3. Stock Split:

On January 5, 1996 the Company's Board of Directors authorized a three for two stock split of the Company's Common Stock that was effected on February 5, 1996, for holders of record as of January 22, 1996. The accompanying financial statements give effect to the stock split.

                             NFO RESEARCH, INC.
                         MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operating statement data for the Company, expressed as a percentage of revenues, and the percentage change in such items compared to amounts for the prior year.



                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                 PERCENTAGE OF     PERCENTAGE
                                                  REVENUES         CHANGE FROM
                                             1996          1995     PRIOR YEAR
                                             ----          ----     ----------
REVENUES                                     100.0%      100.0%        48.6%
  COST OF REVENUES                            44.8        43.4         53.2
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                   36.6        37.4         45.4
  DEPRECIATION EXPENSE                         1.6         1.8         30.4
  AMORTIZATION EXPENSE                         3.2         3.3         45.4
                                             ------      ------
OPERATING INCOME                              13.8        14.1         46.2
  INTEREST EXPENSE, NET                        0.2         0.2         72.0
  EQUITY INTEREST IN NET LOSS
    OF JOINT VENTURES                          0.5         0.0         --
                                             ------      ------
INCOME BEFORE INCOME TAXES                    13.1        13.9         40.2
  PROVISION FOR INCOME TAXES                   6.0         6.0         50.5
                                             ------      ------
NET INCOME                                     7.1%        7.9%        32.4%
                                             ======      ======

                               NFO RESEARCH, INC.
                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended March 31, 1996 increased 49% to $24.1 million from $16.2 million for the same period last year. The acquisitions of Migliara/Kaplan Associates, Chesapeake Surveys and Plog Research, which occurred on January 3, 1996, contributed $5.0 million to the $7.9 million increase in revenues. Revenues, not including those of the acquired companies, increased 18%, led by strong showings in NFO's core packaged goods and financial services business units.

Cost of revenues increased 53% to $10.8 million from $7.0 million a year ago primarily due to the first time inclusion of M/K, CSI and Plog ($2.2 million), overall increased business volume ($1.3 million) and a slight shift in product mix.

Selling, general and administrative expenses increased 45% to $8.8 million from $6.1 million last year. The principal contributing factors were the inclusion of the new acquisitions ($1.7 million), increased staffing costs due to increased business activity ($.4 million), expenses related to the development of on-line interactive research ($.2 million), and inflationary increases.

As a result of the items above for the quarter ended March 31, 1996 operating income increased 46% to $3.3 million, from $2.3 million in the previous year.

This quarter included for the first time meaningful net costs associated with NFO's European joint venture activities ($.1 million), now operating in France, Germany and the U.K.

The Company's effective tax rate for the quarter ended March 31, 1996 was 46% compared to 43% for the same period last year. The increase is primarily the result of increased non-deductible amortization of intangibles related to the acquisitions that occurred in January 1996.

Net income for the first quarter of 1996 increased 32% to $1.7 million from $1.3 million last year. Primary earnings per share increased 23% to $.16 from $.13 due to higher net income in spite of a greater number of shares outstanding, primarily as a result of the additional shares issued in connection with the recent acquisitions.

LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of March 31, 1996 was $5.1 million compared to $7.8 million at December 31, 1995. The change in working capital was primarily the result of the cash portion of the purchase price relating to acquisitions net of borrowings ($4.1 million), investments in European Joint Ventures ($.9 million) and the results of operations for the quarter ended March 31, 1996.

As of March 31, 1996 the Company had $2.0 million outstanding on its $50.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended March 31, 1996 were $.4 million, slightly higher than the prior year. Capital expenditures for 1996 are anticipated to be approximately $3.0 million.

The Company anticipates that existing cash, together with internally generated funds and its credit availabilities will provide the Company with the resources that are needed to satisfy potential acquisitions and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long term capital needs.

FORWARD LOOKING STATEMENTS

Statements in this Form 10-Q relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements are based on the Company's current forecasts and actual results may differ materially. To understand the risks which may affect the Company's future performance, please refer to Part 1 of NFO's 1995 Annual Report on Form 10-K.


PART II     OTHER INFORMATION


ITEM 6      Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)  Exhibits
                 --------

                 11.   Computations of Net Income per Common Share

                 27.   Financial Data Schedule

             (b)  Reports on Form 8-K
                  -------------------

                  The Company filed a report on Form 8-K with the Commission on January 12, 1996 to report its acquisition of Migliara - Kaplan & Associates, Inc., Chesapeake Surveys, Inc. and Plog Research, Inc. The Company filed a report on Form 8-K/A on March 18, 1996 to file the financial information relating to such Form 8-K report.

                                 NFO RESEARCH, INC.
                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NFO RESEARCH, INC.
                                             ------------------
                                                (Registrant)



Dated:   May 13, 1996                         /s/ Patrick G. Healy
                                           --------------------------
                                                Patrick G. Healy,

                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Authorized Officer of
                                             Registrant and
                                             Principal Financial Officer)

                               NFO RESEARCH, INC.
                               INDEX TO EXHIBITS


                                                          SEQUENTIAL
                                                             PAGE
EXHIBITS                                                    NUMBER

 11      Computations of Net Income per Common Share
 27      Financial Data Schedule