Form 10-Q
period 1996-06-30
NFO RESEARCH INC
filed 1996-08-12
CIK 897940

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_______________

             Commission file number:   0 - 21460

                             NFO RESEARCH, INC.
            (Exact name of registrant as specified in its charter)


      DELAWARE                         06-1327424
   --------------                  ------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organizaiton)       Identification No.)



                    TWO PICKWICK PLAZA,  GREENWICH, CT  06830
             (Address of principal executive offices, zip code)


                          (203) 629 - 8888
            --------------------------------------------
         (Registrant's telephone number, including area code)

         ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No

                   APPLICABLE  ONLY TO CORPORATE ISSUERS:
At August 1, 1996, Registrant had outstanding 10,190,692 shares of Common Stock.

                              NFO RESEARCH, INC.
                                    INDEX

                                                                     PAGE
Part I     FINANCIAL INFORMATION                                    NUMBER

           FINANCIAL STATEMENTS


             Condensed Consolidated Balance Sheets                      3

             Condensed Consolidated Statements of Income                4

             Condensed Consolidated Statements of Cash Flows            5

             Condensed Consolidated Statement of
               Stockholders' Equity                                     8

             Notes to Condensed Consolidated Financial Statements       9

           Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             10

  Part II  OTHER INFORMATION

           Item 4 - Submission of Matters to a
                      Vote of Security Holders                         14

           Item 6 - Exhibits and Reports on Form 8-K                   14

           Signature                                                   15

                              NFO RESEARCH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                           JUNE 30                  DECEMBER 31
                                             1996                       1995
ASSETS                                   (UNAUDITED)
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                $  2,304                     $ 5,677
 RECEIVABLES:
  TRADE                                     18,772                      14,155
  UNBILLED                                   3,427                       3,188
 PREPAID EXPENSES AND OTHER CURRENT ASSETS   2,746                       2,734
                                            ------                      ------
  TOTAL CURRENT ASSETS                      27,249                      25,754

PROPERTY AND EQUIPMENT, NET                 10,234                       8,756
CUSTOMER LIST, GOODWILL AND
 OTHER TANGIBLE ASSETS                      41,614                      26,501
OTHER ASSETS                                 6,246                       5,753
                                            ------                      ------
     TOTAL ASSETS                          $85,343                     $66,764
                                            ======                      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 CURRENT MATURITIES OF LONG-TERM DEBT      $   642                    $    643
 ACCOUNTS PAYABLE                            1,666                       1,543
 ACCRUED EXPENSES                            8,576                       8,700
 CUSTOMER BILLINGS IN EXCESS OF REVENUES
   EARNED                                    7,853                       7,019
                                            ------                      ------
   TOTAL CURRENT LIABILITIES                18,737                      17,905
LONG-TERM LIABILITIES                        7,192                       4,838
                                            ------                      ------
   TOTAL LIABILITIES                        25,929                      22,743
                                            ------                      ------
STOCKHOLDERS' EQUITY:
 COMMON STOCK, PAR VALUE $.01 PER SHARE;
   15,000 SHARES AUTHORIZED, 10,190 AND
   9,428 (POST-SPLIT) ISSUED AND OUTSTANDING
   IN 1996 AND 1995, RESPECTIVELY              102                          63
 ADDITIONAL PAID-IN CAPITAL                 38,635                      27,222
 RETAINED EARNINGS                          21,346                      17,405
 ADDITIONAL MINIMUM LIABILITY                 (669)                       (669)
                                            -------                     -------
   TOTAL STOCKHOLDERS' EQUITY               59,414                      44,021
   TOTAL LIABILITIES AND STOCKHOLDERS'      ------                      ------
    EQUITY                                $ 85,343                     $66,764
                                          ========                     =======






       The accompanying notes are an integral part of these statements.

                                NFO  RESEARCH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN  THOUSANDS,  EXCEPT PER SHARE DATA)



                                             THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30      ENDED JUNE 30
                                            1996       1995     1996      1995


REVENUES                                  $ 25,644  $17,353    $49,750  $33,571
 COST OF REVENUES                           11,065    7,344     21,859   14,390
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    9,043    6,165     17,852   12,222
 DEPRECIATION EXPENSE                          394      308        784      607
 AMORTIZATION EXPENSE                          775      542      1,550    1,075
                                             ------   ------    -------  -------
OPERATING INCOME                             4,367    2,994      7,705    5,277
 INTEREST EXPENSE, NET                          60       (4)       103       21
 EQUITY INTEREST IN NET LOSS
    OF JOINT VENTURES                          140        0        270        0
                                            -------   ------   -------  -------
INCOME BEFORE INCOME TAXES                   4,167    2,998      7,332    5,256

    PROVISION FOR INCOME TAXES               1,927    1,270      3,391    2,243
                                            ------  -------    -------  -------
NET INCOME                                  $2,240   $1,728     $3,941   $3,013
                                           =======  =======    =======   ======

EARNINGS PER WEIGHTED AVERAGE
 SHARE OUTSTANDING(a):
   PRIMARY                                    $.21     $.18       $.37     $.31
   FULLY DILUTED                              $.20     $.18       $.36     $.31

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING(a):
    PRIMARY                                 10,713    9,675     10,638    9,620
    FULLY DILUTED                           10,789    9,732     10,749    9,701



[FN]

(a) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on February 5, 1996.

         The accompanying notes are an integral part of these statements.

                                NFO RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                             THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30      ENDED JUNE 30
                                            1996       1995     1996      1995

CASH FLOW FROM OPERATING
 ACTIVITIES:
NET INCOME                                  $2,240   $1,728    $ 3,941  $ 3,013
ADJUSTMENTS TO RECONCILE TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION                                 394      308        784      607
  AMORTIZATION                                 775      542      1,550    1,075
  EQUITY INTEREST IN NET LOSS OF
   JOINT VENTURES                              140     ----        270     ----
                                             -----    -----      -----    -----
SUBTOTAL                                     3,549    2,578      6,545    4,695

CHANGE IN ASSETS AND LIABILITIES THAT
 PROVIDED (USED) CASH:
  TRADE RECEIVABLES                         (3,948)  (1,511)      (420)    (918)
  UNBILLED RECEIVABLES                       1,153   (1,034)        58   (1,209)
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                             348      228         80     (709)
  OTHER ASSETS                                 191       19        177      (23)
  ACCOUNTS PAYABLE, ACCRUED AND
    OTHER LIABILITIES                         (460)  (1,063)      (453)  (2,265)
  CUSTOMER BILLINGS IN EXCESS OF REVENUES
    EARNED                                  (1,487)    (626)    (2,407)     468
                                            -------   ------   --------  ------
  NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                      (654)  (1,409)     3,580       39
                                            -------  -------     -----     ----
CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES                       (1,280)    (513)    (1,691)    (864)
 PAYMENT FOR PLOG - NET OF CASH ACQUIRED         0     -----    (2,278)     ----
 PAYMENT FOR M/K - NET OF CASH ACQUIRED          0     -----    (3,417)     ----
  PAYMENT FOR PSI - NET OF CASH ACQUIRED      (523)    (400)      (523)    (400)
  INVESTMENTS IN JOINT VENTURES                (39)    -----      (933)    -----
  PURCHASE OF LICENSE AGREEMENT,
    OTHER INTANGIBLES                           (3)    -----       (40)    (108)
                                            -------   ------    -------  ------
   NET CASH USED IN INVESTING ACTIVITIES    (1,845)     (913)   (8,882)  (1,372)
                                            -------   -------   -------  -------


   The accompanying notes are an integral part of these statements.

                              NFO RESEARCH, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)
                                 (Continued)


                                             THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30      ENDED JUNE 30
                                            1996       1995     1996      1995


CASH FLOW FROM FINANCING ACTIVITIES:
NET PROCEEDS FROM ISSUANCE OF STOCK            346      288        572      413
PAYMENTS ON LONG-TERM DEBT                    (451)    (171)    (3,643)    (341)
COSTS ASSOCIATED WITH NEW CREDIT FACILITY      ---       (4)      ----     (101)
BORROWINGS ON LINE OF CREDIT                   ---     -----     5,000     ----
                                            ------   -------     -------  ------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                      (105)     113      1,929      (29)
                                            ------   -------     -------  ------

CHANGE IN CASH                              (2,604)   (2209)    (3,373)  (1,362)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          4,908    7,135      5,677    6,288

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $ 2,304  $ 4,926   $  2,304  $ 4,926
                                           =======  ========   =======  =======



       The accompanying notes are an integral part of these statements.

                              NFO RESEARCH, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)


                                       THREE MONTHS            SIX MONTHS
                                       ENDED JUNE 30          ENDED JUNE 30
                                       1996     1995         1996      1995

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
   INTEREST                            $   64  $   61        $  160  $  117
   INCOME TAXES                        $2,684  $2,375        $3,071  $2,926





SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   The Company purchased Migliara/Kaplan Associates, Inc. and Chesapeake Surveys, Inc. for $3.6 million in cash and $7.9 million in shares of the Company's Common Stock (see Note 2), effective January 3, 1996. The Company also purchased Plog Research, Inc. for $5.0 million, one half in cash and one half in shares of the Company's Common Stock (see Note 2), effective January 3, 1996. In connection with these purchases, the following liabilities were assumed.

         Fair value of assets acquired                           $ 22,148
         Less: cash paid                                           (6,056)
         Less: 677,298 (post-stock split) Company shares issued   (10,356)
                                                                  --------
              Liabilities assumed                                 $ 5,736
                                                                  ========


       The accompanying notes are an integral part of these statements.

                              NFO RESEARCH, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (UNAUDITED, IN THOUSANDS)



                                              ADDITIONAL              ADDITIONAL
                                    COMMON     PAID-IN     RETAINED    MINIMUM
                         SHARES      STOCK     CAPITAL     EARNINGS    LIABILITY
BALANCE AT
  JANUARY 1, 1996        6,285       $63      $27,222       $17,405     $(669)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISITIONS             473         5       10,875

COMMON STOCK ISSUED IN
  CONJUNCTION WITH THE
  3 FOR 2 STOCK SPLIT    3,375        34          (34)

OTHER STOCK ISSUANCES       57         0          572
NET INCOME                                                    3,941

BALANCE  AT
  JUNE 30, 1996         10,190      $102      $38,635      $ 21,346     $(669)
                        ======      ====      =======       ========    ======





        The accompanying notes are an integral part of this statement.

                              NFO RESEARCH, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and June 30, 1995, respectively.

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

Note 2. Acquisitions:

On January 3, 1996, the Company acquired Migliara/Kaplan Associates, Inc. ("M/K") and substantially all the net assets of Chesapeake Surveys, Inc.
("CSI") for approximately $15.2 million. M/K is a full-service healthcare marketing information company with offices in Baltimore, Maryland and Princeton, New Jersey. CSI, a sister company of M/K, provides data collection and survey services such as focus groups and random telephone interviews. Of the total purchase price, approximately $11.45 million was paid at closing, approximately 31 percent in cash and 69 percent in newly issued shares of NFO Common Stock. The remaining $3.75 million is payable over the next three years subject to adjustment based on the combined actual earnings of M/K and CSI during that period and will be accounted for as an adjustment to goodwill.

On January 3, 1996, the Company acquired Plog Research, Inc. ("Plog"). Plog supplies syndicated market research products as well as marketing and forecasting services to the travel and tourism industries. Of the total purchase price, approximately $5.0 million was paid at closing, 50 percent in cash, and 50 percent in newly issued shares of NFO Common Stock. The remaining purchase price of approximately $1.7 million is payable over the next three years, 50 percent in cash and 50 percent in NFO stock, subject to adjustment based on Plog's actual earnings during the period and will be accounted for as an adjustment to goodwill.

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

                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                  ENDED JUNE 30               ENDED JUNE 30
                                 1996       1995             1996        1995

 REVENUES                      $25,644   $ 21,987          $49,750     $42,126
 NET INCOME                      2,240      2,065            3,941       3,534
 PRIMARY EARNINGS PER SHARE       $.21       $.20             $.37        $.34

The Company's results of operations for 1996 include net operating losses associated with NFO's European joint venture activities now operating in France, Germany and the U.K. These losses amounted to $140,000, or $.01 per share, and $270,000, or $.03 per share, for the three and six month periods ended June 30, 1996, respectively.

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


                           THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                        ------------------------------       --------------------------
                          PERCENTAGE OF     PERCENTAGE       PERCENTAGE OF     PERCENTAGE
                            REVENUES        CHANGE FROM        REVENUES        CHANGE FROM
                           1996   1995      PRIOR YEAR       1996    1995      PRIOR YEAR
                           ----   ----      ----------       ----    ----      -----------
REVENUES                   100.0%  100.0%       47.8%        100.0%  100.0%       48.2%
 COST OF REVENUES           43.2    42.3        50.7          43.9    42.9        51.9
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   35.3    35.5        46.7          35.9    36.4        46.1
 DEPRECIATION EXPENSE        1.5     1.8        27.9           1.6     1.8        29.2
 AMORTIZATION EXPENSE        3.0     3.1        43.0           3.1     3.2        44.2

OPERATING INCOME            17.0    17.3        45.9          15.5    15.7        46.0
 INTEREST EXPENSE, NET       0.2     0.0     (1600.0)          0.2     0.0       390.5
EQUITY INTEREST IN NET LOSS
 OF JOINT VENTURES           0.6     0.0       -----           0.6     0.0        -----

INCOME BEFORE INCOME TAXES  16.2    17.3        39.0          14.7    15.7        39.5
 PROVISION FOR INCOME TAXES  7.5     7.3        51.7           6.8     6.7        51.2
NET INCOME                   8.7%   10.0%       29.6%          7.9%    9.0%       30.8%
                            =====  ======       =====        ======== ======      =====


                              NFO RESEARCH, INC.
                         MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended June 30, 1996 increased 48% to $25.6 million from $17.4 million for the same period last year. For the six month period ended June 30, 1996 revenues increased 48% to $49.8 million
from  $33.6  million.    The  acquisitions  of  Migliara/Kaplan  Associates,
Chesapeake Surveys and Plog Research, which occurred on January 3, 1996, contributed $6.2 million to the $8.3 million increase in revenues for the quarter, and $11.2 million to the $16.2 million increase for the six month period just ended. Revenues, not including those of the acquired companies, increased 12% for the quarter, led by strong showings in NFO's core packaged goods and financial services business units.

Cost of revenues increased 51% in the second quarter to $11.1 million from $7.3 million a year ago. This increase is primarily due to the first time inclusion of M/K, CSI and Plog ($2.6 million), overall increased business volume and a slight shift in product mix. For the six months ended June 30, 1996 cost of revenues increased 52% to $21.9 million from $14.4 million last year primarily due to the 1996 acquisitions ($4.8 million), overall increased business volume and a slight shift in product mix.

Selling, general and administrative expenses increased 47% in the second quarter to $9.0 million from $6.2 million in the same period last year. The principal contributing factors were the inclusion of the new acquisitions ($2.1 million), acceleration of selected panel recruiting from the second half of this year into the second quarter, expenses related to the development of on-line interactive research activities, an increase in expenses associated with Payment Systems, Inc.'s London operations which began in the second quarter of 1995, and inflationary increases. For the six month period ended June 30, 1996 selling, general and administrative expenses increased 46% to $17.9 million from $12.2 million last year. The primary reasons for the increase were the inclusion of the new acquisitions ($3.8 million), increased staffing caused by increased business activity in both the U.S. and Europe, development of on-line interactive research activities, the acceleration of selected panel recruiting into the first half of 1996 and inflationary increases.

As a result of the items above operating income for the quarter ended June 30, 1996 increased 46% to $4.4 million from $3.0 million, and for the first six months of 1996 increased 46% to $7.7 million from $5.3 million, compared to the same periods a year ago.

Included this year for the first time are net operating losses associated with NFO's European joint venture activities now operating in France, Germany and the U.K., of $.1 million and $.3 million for the three and six month periods ended June 30, 1996, respectively.

The Company's effective tax rate for the three and six month periods ended June 30, 1996 was 46.2%. For the three and six month periods ended June 30, 1995 the effective tax rates were 42.4% and 42.7%, respectively. These increases were primarily the result of increased non-deductible amortization of intangible assets associated with the Company's acquisitions, as well as the non deductible losses incurred in connection with the Company's European joint venture activities.

Net income for the second quarter of 1996 increased 30% to $2.2 million from $1.7 million in the same period last year. Primary earnings per share for the quarter increased 17% to $.21 from $.18 last year. Net income for the six months ended June 30, 1996 increased 31% to $3.9 million from $3.0 million a year ago. Primary earnings per share for the six month period increased 19% to $.37 from $.31 in the similar period last year. The increases in primary earnings per share for the quarter and six month period were primarily due to higher net income and occurred in spite of a greater number of outstanding shares caused primarily by the issuance of additional shares in connection with the recent acquisitions.

LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of June 30, 1996 was $8.5 million compared to $7.8 million at December 31, 1995. The slight increase in working capital was primarily the net effect of the results of operations for the first six months of 1996, the cash portion of the purchase price relating to the Company's acquisitions net of borrowings ($4.9 million), capital expenditures and investments in European joint venture activities.

As of June 30, 1996 the Company had $2.0 million outstanding on its $50.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended June 30, 1996 were $1.3 million compared to $.5 million for the same period last year. For the six months ended June 30, 1996 capital expenditures were $1.7 million compared to $.9 million a year ago. It is anticpiated that capital expenditures for 1996 will not exceed $4.0 million.

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


PART II     OTHER INFORMATION


ITEM 4  Submission of Matters to a Vote of Security Holders.

       The Company's Annual Meeting of Stockholders was held May 9, 1996. Three matters were submitted to a vote of the Company's stockholders
       at the Annual Meeting.    First,  the  Company's  directors,  William  E.
       Lipner, Steven J. Gilbert, Walter A. Forbes, Edmund A. Hajim and John Sculley were each reelected to a one year term. Mr. Lipner was reelected by a vote of 6,995,752 shares for reelection and 4,650 shares against, Mr. Gilbert was reelected by a vote of 6,995,602 shares for reelection and 4,800 against, Messrs. Forbes and Hajim were reelected by a vote of 6,996,202 shares for reelection and 4,200 against, and Mr. Sculley was reelected by a vote of 6,973,452 shares for reelection and 26,950 against.

       Second, the stockholders ratified the appointment of Arthur Andersen LLP as independent auditors of the Company for calendar year 1996 by a vote of 6,993,315 and 1,375 against, with 5,712 abstentions and 0 broker non-votes.

       Third, the stockholders, by a vote of 5,673,360 for and 1,034,018 against, with 25,924 abstentions and 267,100 broker non-votes, approved a proposal to amend the NFO Research, Inc. Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder to 1,875,000.

ITEM 6  Exhibits and Reports on Form 8-K.

       (a)     Exhibits

               11.  Computations of Net Income per Common Share
               27.  Financial Data Schedule

       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                              NFO RESEARCH, INC.
                                  SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  NFO RESEARCH, INC.
                                                      (Registrant)



Dated: August 12, 1996                     /s/ Patrick G. Healy
                                        ---------------------------
                                          Patrick G. Healy,
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Authorized Officer of
                                         Registrant and
                                         Principal Financial Officer)

                              NFO RESEARCH, INC.
                              INDEX TO EXHIBITS



                                                                    SEQUENTIAL
                                                                       PAGE
EXHIBITS                                                              NUMBER


   11.     Computations of Net Income Per Common Share

   27.     Financial Data Schedule