Form 10-Q
period 1996-09-30
NFO RESEARCH INC
filed 1996-11-13
CIK 897940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-Q

                                  (Mark One)

                   [*] QUARTERLY REPORT PURSUANT TO SECTION
                      13 OR 15 (D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996
                                   OR

                  [    ] TRANSITION REPORT PURSUANT TO
                 SECTION 13 OR 15 (D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

  For the transition period from                             to


                  Commission file number:   0 - 21460

                           NFO RESEARCH, INC.
        (Exact name of registrant as specified in its charter)



              DELAWARE                       06-1327424
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)



                   TWO PICKWICK PLAZA,  GREENWICH, CT  06830
               (Address of principal executive offices, zip code)


                               (203) 629 - 8888
             (Registrant's telephone number, including area code)


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

  Yes      X           No

                 APPLICABLE  ONLY TO CORPORATE ISSUERS:

  At November 1, 1996, Registrant had outstanding 10,249,892 shares of Common
                                     Stock.

                          NFO RESEARCH, INC.
                                 INDEX

                                                                 PAGE
 PART I     FINANCIAL INFORMATION                               NUMBER

            FINANCIAL STATEMENTS


              Condensed Consolidated Balance Sheets                 3

              Condensed Consolidated Statements of Income           4

              Condensed Consolidated Statements of Cash Flows       5

              Condensed Consolidated Statement of
                  Stockholders' Equity                              8

              Notes to Condensed Consolidated Financial Statements  9

            Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                         11

 Part II    OTHER INFORMATION

            Item 4 - Submission of Matters to a
                          Vote of Security Holders                  14

            Item 6 - Exhibits and Reports on Form 8-K               14

            Signature                                               15

                               NFO RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  SEPTEMBER 30   DECEMBER 31
                                                           1996         1995
                                                    (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                      $     3,367      $   5,677
   RECEIVABLES:
   TRADE                                              18,843         14,155
    UNBILLED                                           3,942          3,188
  PREPAID EXPENSES AND OTHER CURRENT ASSETS            3,242          2,734
                                                   ---------      ---------
   TOTAL CURRENT ASSETS                               29,394         25,754
PROPERTY AND EQUIPMENT, NET                           10,344          8,756
CUSTOMER LIST, GOODWILL AND
   OTHER INTANGIBLE ASSETS                            44,423         26,501
OTHER ASSETS                                           6,734          5,753
                                                   ---------      ---------
        TOTAL ASSETS                            $     90,895      $  66,764
                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT         $        962      $     643
    ACCOUNTS PAYABLE                                   2,238          1,543
    ACCRUED EXPENSES                                  10,212          8,700
   CUSTOMER BILLINGS IN EXCESS OF REVENUES
     EARNED                                            5,486          7,019
                                                   ---------      ---------
TOTAL CURRENT LIABILITIES                             18,898         17,905
LONG-TERM DEBT                                         4,991          1,409
OTHER LONG-TERM LIABILITIES                            3,786          3,429
                                                   ---------      ---------
       TOTAL LIABILITIES                              27,675         22,743
                                                   ---------      ---------
STOCKHOLDERS' EQUITY:
   COMMON STOCK, PAR VALUE $.01 PER SHARE;
       65,000 SHARES AUTHORIZED, 10,250 AND
       9,428 (POST-SPLIT) ISSUED AND OUTSTANDING
       IN 1996 AND 1995, RESPECTIVELY                    102             63
   ADDITIONAL PAID-IN CAPITAL                         39,966         27,222
   RETAINED EARNINGS                                  23,821         17,405
  ADDITIONAL MINIMUM LIABILITY                          (669)          (669)
                                                   ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                     63,220         44,021
                                                   ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                $    90,895        $66,764
                                                   =========       ========

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                         -------------------    --------------------
                                            1996      1995         1996      1995
                                         ---------  --------   ----------   --------
REVENUES                            $      26,838    $18,564   $  76,588    $ 52,135
  COST OF REVENUES                         11,550      8,364     33,409       22,754
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                 9,536      6,166     27,388       18,388
  DEPRECIATION EXPENSE                        429        306      1,213          913
  AMORTIZATION EXPENSE                        766        541      2,316        1,616
                                          -------    -------    -------       ------
OPERATING INCOME                            4,557      3,187     12,262        8,464
  INTEREST EXPENSE, NET                        11         24        114           45
  EQUITY INTEREST IN NET LOSS
    OF JOINT VENTURES                          75          0        345            0
                                          -------    -------    -------       ------
INCOME BEFORE INCOME TAXES                  4,471      3,163     11,803        8,419

    PROVISION FOR INCOME TAXES              1,996      1,381      5,387        3,624
                                          -------    -------    -------       ------
NET INCOME                           $      2,475    $ 1,782    $ 6,416      $ 4,795
                                          =======    =======    =======       ======
EARNINGS PER WEIGHTED AVERAGE
  SHARE OUTSTANDING(a):
    PRIMARY                          $        .23    $   .18    $   .60      $   .50
    FULLY DILUTED                    $        .22    $   .18    $   .58      $   .48

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING(a):

    PRIMARY                                10,759      9,740     10,677        9,658
    FULLY DILUTED                          10,894      9,821     10,820        9,772


(a) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on February 5, 1996.

     The accompanying notes are an integral part of these statements.

                            NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, IN THOUSANDS)


                                                  THREE MONTHS                   NINE MONTHS
                                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                            --------------------            ----------------------
                                             1996           1995              1996            1995
                                             -----         ------           ------           -----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                               $   2,475      $  1,782         $   6,416       $   4,795
ADJUSTMENTS TO RECONCILE TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION EXPENSE                        429           306             1,213             913
   AMORTIZATION EXPENSE                        766           541             2,316           1,616
   EQUITY INTEREST IN NET LOSS FROM
    JOINT VENTURES                              75            --               345              --
                                             -----         ------           ------           -----

     SUBTOTAL                                3,745         2,629             10,290          7,324
CHANGE IN ASSETS AND LIABILITIES THAT
   PROVIDED (USED) CASH:
    TRADE RECEIVABLES                          245         1,040               (174)           122
    UNBILLED RECEIVABLES                      (493)          381               (435)          (828)
    PREPAID EXPENSES AND OTHER
     CURRENT ASSETS                           (459)         (313)              (379)        (1,022)
    OTHER ASSETS                              (462)         (913)              (285)          (936)
    ACCOUNTS PAYABLE, ACCRUED AND
     OTHER LIABILITIES                       1,096         1,793                643           (472)
    CUSTOMER BILLINGS IN EXCESS OF
     REVENUES EARNED                        (2,669)       (3,171)            (5,076)        (2,703)
                                             -----         ------           ------           -----
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                    1,003         1,446              4,584          1,485
                                             -----         ------           ------           -----
CASH FLOW FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                       (495)         (371)            (2,186)        (1,235)
   PAYMENT FOR ACQUISITIONS -
    NET OF CASH ACQUIRED                    (1,040)           --             (7,258)          (400)
   INVESTMENTS IN JOINT VENTURES               (66)           --               (999)            --
   PURCHASE OF LICENSE AGREEMENT AND
    OTHER INTANGIBLES                            5            --                (35)          (108)
                                             -----         ------           ------           -----
    NET CASH USED IN INVESTING ACTIVITIES   (1,596)         (371)           (10,478)        (1,743)
                                             -----         ------           ------           -----


     The accompanying notes are an integral part of these statements.

                           NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)
                            (Continued)

                                                   THREE MONTHS                 NINE MONTHS
                                               ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                               ------------------          -----------------------
                                              1996           1995          1996               1995
                                             -----           ----          -----              ----

CASH FLOW FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM ISSUANCE OF STOCK          130            222            701               635
  PAYMENTS ON LONG-TERM DEBT                (2,474)          (163)        (6,117)             (504)
  COSTS ASSOCIATED WITH NEW CREDIT FACILITY   ----           ----           ----              (101)
  BORROWINGS ON LINE OF CREDIT               4,000           ----          9,000              ----
                                             -----           ----          -----              ----
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   1,656             59          3,584                30
                                             -----           ----          -----              ----


CHANGE IN CASH                               1,063          1,134         (2,310)             (228)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                        2,304          4,926          5,677             6,288
                                             -----          -----          -----             -----
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $    3,367      $   6,060       $  3,367          $  6,060
                                             =====           ====          =====              ====



     The accompanying notes are an integral part of these statements.

                             NFO RESEARCH, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, IN THOUSANDS)

                                       THREE MONTHS             NINE MONTHS
                                    ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                    ------------------      ------------------
                                      1996        1995       1996        1995
                                      ----        ----       ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   INTEREST                         $   150    $     49     $   310   $    166
   INCOME TAXES                     $ 1,587    $    692     $ 4,658   $  3,618



SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

 In January 1996 the Company acquired Migliara/Kaplan Associates, Inc. and Chesapeake Surveys, Inc., and in a separate transaction acquired Plog Research, Inc., for an aggregate total of cash and shares of the Company's Common Stock of $16.5 million (see Note 2). In August 1996 the Company acquired The Spectrem Group, Inc. for a total value of cash and shares of the Company's Common Stock of $3.7 million (see Note 2). In connection with these purchases, the following liabilities were assumed.

      Fair value of assets acquired                            $   26,227
      Less: cash paid                                              (7,140)
      Less: 729,808 (post-stock split) Company shares issued      (11,559)
                                                                  -------
         Liabilities assumed                                   $    7,528
                                                                  =======







     The accompanying notes are an integral part of these statements.

                            NFO RESEARCH, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (UNAUDITED, IN THOUSANDS)



                                              ADDITIONAL         ADDITIONAL
                                      COMMON   PAID-IN   RETAINED   MINIMUM
                            SHARES    STOCK    CAPITAL   EARNINGS LIABILITY

BALANCE AT
  JANUARY 1, 1996            6,285    $ 63    $27,222    $17,405   $  (669)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISITIONS                 526       5     12,077
COMMON STOCK ISSUED IN
  CONJUNCTION WITH THE
  3 FOR 2 STOCK SPLIT        3,375      34       ( 34)

OTHER STOCK ISSUANCES           64                701

NET INCOME                                                 6,416
                            ------    -----     ------     -----     ------
BALANCE AT
  SEPTEMBER 30, 1996        10,250    $ 102   $ 39,966   $23,821     $ (669)









     The accompanying notes are an integral part of this statement.

                           NFO RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of the Company, including its subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, respectively.

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

Note 2. Acquisitions:

On January 3, 1996, the Company acquired Migliara/Kaplan Associates, Inc. ("M/K") and substantially all the net assets of Chesapeake Surveys, Inc. ("CSI") for approximately $15.2 million. M/K is a full-service healthcare marketing information company with offices in Baltimore, Maryland and Princeton, New Jersey. CSI, a sister company of M/K, provides data collection and survey services such as focus groups and random telephone interviews. Of the total purchase price, approximately $11.45 million was paid at closing, approximately 31 percent in cash and 69 percent in newly issued shares of NFO Common Stock. The remaining $3.75 million is payable over the next three years approximately 30% in cash and 70% in newly issued shares of the Company's Common Stock subject to adjustment, upwards or downwards, based on the combined actual earnings of M/K and CSI during that period and will be accounted for as an adjustment to goodwill.

On January 3, 1996, the Company acquired Plog Research, Inc. ("Plog"). Plog supplies syndicated market research products as well as marketing and forecasting services to the travel and tourism industries. Of the total purchase price, approximately $5.0 million was paid at closing, 50 percent in cash, and 50 percent in newly issued shares of NFO Common Stock. The remaining purchase price of approximately $1.7 million is payable over the next three years, 50 percent in cash and 50 percent in NFO Common Stock, subject to adjustment, upwards or downwards, based on Plog's actual earnings during the period and will be accounted for as an adjustment to goodwill.

On August 15, 1996, the Company acquired The Spectrem Group, Inc. ("Spectrem"). Spectrem provides niche consulting and acquisition and divestiture advisory services in the trust and investment products sectors. Of the total purchase price of $3.7 million, plus the assumption of $0.8 million in debt, $2.4 million was paid at closing, 50% in cash and 50% in newly issued shares of NFO Common Stock. The remaining purchase price of approximately $1.3 million will be payable 50% in cash and 50% in newly issued shares of NFO Common Stock over the next three years, subject to annual adjustments, upwards or downwards, based on Spectrem's actual earnings during the period and will be accounted for as an adjustment to goodwill. The acquisition of Spectrem is not considered material to NFO's consolidated financial statements.

All acquisitions have been accounted for as purchases and the accompanying financial statements include the results of operations from the effective date of the acquisitions. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision.

The following unaudited proforma summary presents the condensed consolidated results of operations as if the acquisitions had occurred on January 1, 1995 and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future. The pro forma effects of Spectrem are not material to the three and nine month periods ended September 30, 1996 and 1995, and therefore are not included in the table shown here.


                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                              ------------------          ------------------
                               1996        1995            1996        1995
                               ----        ----            ----        ----

REVENUES                    $ 26,838   $  23,395        $ 76,588    $  65,521
NET INCOME                     2,475       2,245           6,416        5,779
PRIMARY EARNINGS PER SHARE  $    .23   $     .22        $    .60    $     .56


The Company's results of operations for 1996 include net operating losses associated with NFO's European joint venture activities now operating in France, Germany and the U.K. These losses amounted to $75,000, or $.01 per share, and $345,000, or $.03 per share, for the three and nine month periods ended September 30, 1996, respectively.

Note 3. Stock Split:

On January 5, 1996 the Company's Board of Directors authorized a three for two stock split of the Company's Common Stock that was effected on February 5, 1996, for holders of record as of January 22, 1996. The accompanying financial statements give effect to the stock split.

Note 4. Newly Authorized Common Stock

The Company held a Special Meeting of Stockholders on September 19, 1996 who voted to approve increasing the authorized number of shares of the Company's Common Stock from 15 million to 60 million.

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


                           THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                          --------------------------------   ------------------------------
                           PERCENTAGE OF       PERCENTAGE    PERCENTAGE OF      PERCENTAGE
                              REVENUES        CHANGE FROM     REVENUES          CHANGE FROM
                            1996      1995     PRIOR YEAR      1996     1995    PRIOR YEAR
                           -------  -------    ----------     -----   -------   -----------

REVENUES                   100.0%     100.0%        44.6%     100.0%   100.0%      46.9%
 COST OF REVENUES           43.0       45.1         38.1       43.6     43.6       46.8
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   35.5       33.2         54.7       35.8     35.3       48.9
 DEPRECIATION EXPENSE        1.6        1.6         40.2        1.6      1.8       32.9
 AMORTIZATION EXPENSE        2.9        2.9         41.6        3.0      3.1       43.3
                            ----       ----                    ----     ----
OPERATING INCOME            17.0       17.2         43.0       16.0     16.2       44.9
 INTEREST EXPENSE, NET       0.1        0.2        (54.2)       0.2      0.1      153.3
 EQUITY INTEREST IN NET
 LOSS OF JOINT VENTURES      0.3        0.0         ----        0.4      0.0       ----
                             ---       -----                   ----     ----
INCOME BEFORE INCOME TAXES  16.6       17.0         41.4       15.4     16.1       40.2
PROVISION FOR INCOME TAXES   7.4        7.4         44.5        7.0      6.9       48.6
                             ---       -----                   ----     ----
NET INCOME                   9.2%       9.6%        38.9%       8.4%     9.2 %     33.8%
                             ====      =====        =====      ====     ====       ====


                            NFO RESEARCH, INC.
                      MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended September 30, 1996 increased 45% to $26.8 million from $18.6 million for the same period last year. For the nine month period ended September 30, 1996 revenues increased 47% to $76.6 million from $52.1 million a year ago. The acquisitions of Migliara/Kaplan Associates, Chesapeake Surveys and Plog Research, which occurred on January 3, 1996, and The Spectrem Group, acquired in August, contributed $7.6 million to the $8.3 million increase for the quarter, and $18.8 million of the $24.5 million increase for the nine month period just ended. Revenues, not including those of the acquired companies, increased 11% for the first nine months of 1996, led by strong showings in NFO's core packaged goods and financial services business units.

Cost of revenues increased 38% in the third quarter to $11.6 million from $8.4 million a year ago. This increase is primarily due to the first time inclusion of M/K, CSI, Plog and Spectrem ($3.4 million), somewhat offset by a favorable shift in product mix. For the nine months ended September 30, 1996 cost of revenues increased 47% to $33.4 million from $22.8 million last year. The percentage increase is equal to the percentage increase in revenues for the same period and is primarily due to the 1996 acquisitions ($8.2 million).

Selling, general and administrative expenses increased 55% in the third quarter to $9.5 million from $6.2 million a year ago. The increase is primarily due to the inclusion of the 1996 acquisitions ($2.5 million), expenses related to the development of the Company's new on-line interactive research activities, expenses related to the increased activity in Payment Systems, Inc.'s London operation which began in the second quarter of 1995, and inflationary increases. For the nine months ended September 30, 1996 selling, general and administrative expenses increased 49% to $27.4 million from $18.4 million last year. The principal contributing factors to the increase were the inclusion of the 1996 acquisitions ($6.3 million), increased staffing caused by increased activity in both the U.S. and Europe, development of on-line interactive research services and inflationary increases.

As a result of the items above operating income for the quarter ended September 30, 1996 increased 43% to $4.6 million from $3.2 million, and for the first nine months of 1996 increased 45% to $12.3 million from $8.5 million, compared to the same periods a year ago.

Included this year for the first time are net operating losses associated with NFO's European joint venture activities now operating in France, Germany and the U.K., of $.1 million and $.3 million for the three and nine month periods ended September 30, 1996, respectively.

The Company's effective tax rate for the three and nine month periods ended September 30, 1996 were 44.6 and 45.6%, respectively. For the three and nine month periods ended September 30, 1995 were 43.7% and 43.0%, respectively. The increases over the previous year were primarily the result of increased non-deductible amortization of intangible assets associated with the Company's 1996 acquisitions.

Net income for the third quarter of 1996 increased 39% to $2.5 million from $1.8 million in the same period last year. Primary earnings per share for the quarter increased 28% to $.23 from $.18 last year. Net income for the nine month period ended September 30, 1996 increased 34% to $6.4 million from $4.8 million for the same period in the prior year. Primary earnings per share for the nine month period increased 20% to $.60 from $.50. The increases in primary earnings per share for the quarter and nine month period were primarily due to higher net income and occurred in spite of a greater number of outstanding shares caused primarily by the issuance of additional shares in connection with the recent acquisitions.

LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of September 30, 1996 was $10.5 million compared to $7.8 million at December 31, 1995. The increase in working capital was primarily the net effect of the results of operations for the first nine months of 1996, partially offset by the cash portion of the purchase price relating to the Company's acquisitions net of borrowings ($4.4 million), capital expenditures and investments in European joint venture activities.

At September 30, 1996 the Company had $4.0 million outstanding on its $50.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended September 30, 1996 were $.5 million compared to $.4 million for the same period a year ago. For the nine months ended September 30, 1996 capital expenditures were $2.2 million compared to $1.2 million in the prior year. It is anticpiated that capital expenditures for 1996 will not exceed $3.3 million.

The Company anticipates that existing cash, together with internally generated funds and its credit availabilities will provide the Company with the resources needed to satisfy potential acquisitions and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long term capital needs.

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


PART II     OTHER INFORMATION


ITEM 4 Submission of Matters to a Vote of Security Holders.

 The Company held a Special Meeting of Stockholders on September 19, 1996. One matter was submitted to a vote of the Company's stockholders at the Special Meeting. The stockholders, by a vote of 5,918,919 for and 1,459,168 against, with 11,524 abstentions and no broker non-votes, approved a proposal to amend the NFO Research, Inc. Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 15,000,000 to 60,000,000.

ITEM 6 Exhibits and Reports on Form 8-K.

   (a)     Exhibits

        3.  Restated Certificate of Incorporation, as Amended
       11.  Computations of Net Income per Common Share
       27.  Financial Data Schedule

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



                                   NFO RESEARCH, INC.
                                      (Registrant)



Dated:  November 13, 1996
                                /s/ Patrick G. Healy
                                    Patrick G. Healy,
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Authorized Officer of
                                   Registrant and
                                   Principal Financial Officer)

                            NFO RESEARCH, INC.
                            INDEX TO EXHIBITS




    EXHIBITS



       3.   Restated Certificate of Incorporation, as Amended

      11.   Computations of Net Income Per Common Share

      27.   Financial Data Schedule