Form 10-K
period 1996-12-31
NFO RESEARCH INC
filed 1997-03-31
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 0 - 21460

                               NFO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            06-1327424
       ---------------------------------           -------------------
         (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)           Identification No.)


    2 PICKWICK PLAZA, GREENWICH, CT.                         06830
----------------------------------------                   ----------
(Address of principle executive offices)                   (Zip Code)


                                (203) 629 - 8888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES   X    NO
                                                -----     -----

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.   X
                                              -----

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was approximately $158,443,968.

        As of March 20, 1997 there were 10,281,170 shares of the registrant's Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

        Selected portions of NFO Research, Inc.'s 1997 Proxy Statement are incorporated by reference into Part III of this report on Form 10-K.

                                     PART I
                                     ------

Special Note Regarding Forward-Looking Statements

   As certain of the statements made in this Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of the Company's competition on client purchasing decisions, the strategic decisions of the Company's management team, the extent to which the Company is successful in developing and marketing its interactive market research techniques and other factors referenced in this Form 10-K. In addition, the success of the Company's European expansion efforts is dependent in part upon a productive joint venture relationship and upon the successful application of NFO's methodologies to different business and consumer environments.

Item 1.     Business
-------     --------

   NFO Research, Inc. and its subsidiaries (collectively, the "Company") are leading providers of custom and syndicated marketing information services to America's largest corporations as well as the international business community. The Company uses a pre-recruited consumer panel consisting of over 525,000 households and over 1.3 million consumers (the "NFO Panel"), as well as other specialized databases to provide information to its clients to help them test, launch, market and advertise their products for competitive advantage. The Company is comprised of NFO Research, Inc. ("NFO") and NFO's subsidiaries:
Payment Systems, Inc. and Payment Systems International Limited (U.K.) (collectively, "PSI"), Advanced Marketing Solutions Corp. ("AMS"), Migliara/Kaplan Associates, Inc. ("M/K"), Chesapeake Surveys, Inc. ("CSI"), Plog Research, Inc. ("Plog") and The SPECTREM Group ("Spectrem"), as well as several subsidiaries relating to the Company's joint venture activities in Europe.

   The Company provides its marketing information services, databases and market research services to over 1,100 clients, including 44 of the largest 100 companies of the Fortune 500 list, 23 of the top 25 U.S. bank holding companies, and 18 of the nation's 20 largest pharmaceutical firms. The Company also conducts the consumer confidence survey for the Conference Board that is recognized as a leading economic indicator by the U.S. Department of Commerce. The Company, which pioneered panel research over 50 years ago, offers its clients a wide variety of market research services that identify and measure consumer beliefs, attitudes and behavior regarding specific products and services by surveying selected members of its proprietary panel. The Company believes that the size and quality of the NFO Panel, its expertise in the custom design and execution of market research, its experience in panel and information management and its systems and processing capabilities give it competitive advantages over other marketing and consumer information services firms. The Company also believes that these advantages enable it to identify various targeted consumer groups and to measure their responses to or use of particular products and services generally on a more timely and cost-effective basis than firms using non-panel research methods.

   PSI is a leading supplier of syndicated market research information for the financial services industry. PSI's clients include 23 of the 25 largest bank holding companies in the United States. PSI has offices in Tampa, New York and London.

   AMS is a leading provider of custom "expert" computer software systems, which are used by its clients to quickly access and analyze complex business and consumer information. AMS is located in Shelton, Connecticut.

   In January 1996 the Company acquired Migliara/Kaplan Associates, Inc., of Baltimore, and Princeton, New Jersey, and Chesapeake Surveys, Inc. M/K is a leading supplier of strategic market research for many of the country's leading healthcare companies, including 18 of the top 20 pharmaceutical firms. CSI, a sister company of M/K, provides data collection and survey services such as focus groups and random telephone interviews.

   Also in January 1996, the Company acquired Plog Research, Inc., of Los Angeles. Plog provides a full line of syndicated research products as well as marketing and forecasting services to the travel and tourism industries. Plog's clients include virtually every major U.S. airline and many of the nation's leading hotel chains, rental car companies, cruise lines and resorts.

   In August 1996 PSI acquired The SPECTREM Group which is headquartered in San Francisco and has offices in New York, Los Angeles, Chicago, Philadelphia and St. Paul. Spectrem provides niche consulting and acquisition and divestiture advisory services in the trust and investment product sectors.

   On March 20, 1997, the Company signed an agreement and plan of merger to acquire 100% of the stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. Founded in 1981, Prognostics is headquartered in Palo Alto, California and has additional offices in Boston and London, as well as an affiliate relationship in Japan. The purchase will be consummated on April 1, 1997.

   NFO's acquisitions are enabling the Company to evolve into a broader, more far-reaching marketing information business, providing its clients with increasingly innovative, results-oriented solutions to their information needs.

The NFO Panel

   The Company conducts its panel market research by surveying targeted segments of the NFO Panel, primarily through mail questionnaires and telephone interviews. The NFO Panel is comprised of over 525,000 households in the continental United States, including more than 1.3 million people. The NFO Panel is designed to match the general U.S. population according to U.S. Bureau of Census statistics on several important geographic and demographic characteristics. NFO develops and maintains extensive demographic profiles of these households, including information with respect to size and composition of household, household income, age of household members and education and occupation of adult household members. NFO Panel members are located in substantially all of the more than 3,600 counties, 300 metropolitan statistical areas and 200 defined market areas in the continental United States. In addition, NFO maintains a variety of information on its panel households relating to the ownership and usage of different products and services.

   The Company believes that it can generally perform custom market research more efficiently and reliably than firms using random research methods. Through the pre-recruited NFO Panel, the Company can identify on a timely and cost-effective basis a significant sample of consumer households who have the specific characteristics targeted, based on study design, and who are likely to respond to NFO's surveys. In many cases, NFO can easily select households with the desired targeted characteristics from data maintained by NFO concerning the NFO Panel. In other cases involving the need to locate households with targeted characteristics not previously identified, NFO can efficiently locate such households by screening a segment of its Panel members based on their profiles through a short interview or as part of NFO's "MultiCard Survey" program (See The Company's Services). This capability is particularly efficient when seeking households or consumers with "low incidence" characteristics (characteristics exhibited by a relatively small segment of the general population). After locating a sufficient sample of targeted households, NFO can quickly perform the market research project by surveying those sample households.

   The Company believes that in recent years there has been a trend among its clients to focus on smaller market segments for product or service introductions and marketing programs rather than on broad, mass markets and to focus on segmenting existing product lines to provide products developed for targeted consumers. The size of the NFO Panel and NFO's extensive demographic and geographical profiles of the NFO Panel households facilitate the ability of NFO to assist its clients with such "target" or "micro-marketing." Typical micro-marketing research services performed by NFO might involve researching the attitudes or behavior of consumers within specific geographic areas, with specific geographic profiles or user characteristics, or with unusual profiles, such as individuals with certain ailments. NFO has capitalized on its expertise in locating and researching such households by developing additional panels of consumer households having demographic or other characteristics of particular interest to clients. One such panel is the Chronic Ailment Panel, in which NFO has pre-screened over 300,000 NFO Panel households for individuals suffering from one of sixty different chronic and acute ailments and conditions. NFO developed this panel to enhance its ability to market its services to pharmaceutical companies.

   In 1996 the Company developed a new interactive consumer panel consisting of on-line households that numbers over 70,000 households and over 175,000 individuals (the "NFO//net.source"). The Company maintains the standard demographic information on these households, as well as information specific to what computer hardware, software and on-line services they utilize, all available for client use. (See Technological Advancements).

Clients

   The Company, inclusive of its subsidiaries, conducted over 4,300 research projects for more than 1,100 clients in 1996. The Company's clients include a variety of nationally recognized packaged goods manufacturers, manufacturers of pharmaceutical products, as well as providers of financial services and telecommunications. The Company's clients include 44 of the largest 100 companies on the Fortune 500 list. PSI's clients include 23 of the 25 largest bank holding companies in the United States. M/K's clients include 18 of the nation's 20 largest pharmaceutical firms.

   The following are the Company's five largest clients based on 1996 revenues:
The Procter & Gamble Company, Pfizer, Inc., Citibank Corp., Zeneca Pharmaceuticals Group, and The Eastman Kodak Company. The Company's top ten clients represented approximately 31% of its consolidated revenues in 1996, and have been served by the Company for an average of 21 consecutive years. Four of those ten clients have used the Company's services for over thirty-five consecutive years.

   NFO also has provided a consumer confidence survey among nationally representative households each month for 30 years to the Conference Board, a worldwide non-profit business information organization with many of America's largest corporations as members. The Conference Board provides research information to aid business in management practices and policy. The United States Department of Commerce has recognized the Conference Board's Consumer Confidence Survey performed by NFO as a leading economic indicator since August 1990. Consumer confidence surveys are used by government and private enterprises as predictors of business cycles.

Operations

   The Company maintains production facilities throughout the United States. The Company's main operations center is in Toledo, Ohio. The Company also has operations facilities located in Tampa, Baltimore, Los Angeles, New York, Greensboro, Princeton, and Shelton, CT. In total, the Company has offices covering nineteen cities in four countries (See Marketing and Sales).

   During 1996, the Company conducted over 4,300 different research projects, performed over seventeen million mail and telephone interviews and mailed over fifteen million pieces related to client surveys. NFO maintains large mailing and telecommunications facilities in its operations center in Toledo, for the purpose of distributing and administering questionnaires or other materials and packaging and distributing product samples or other materials to survey participants.

   The Company's research projects are initiated in one of its marketing offices, where the marketing staff works closely with the client to establish information objectives, to prepare preliminary study designs and to determine the types of consumers to interview. This work results in a proposal describing the NFO Panel sample, or other sample, to be surveyed, the manner of data collection (mail, telephone, interactive or another method), the analysis requirements, the delivery schedules and the pricing.

   For each NFO Panel research project undertaken for a client, NFO is responsible for questionnaire design, selection of a sample of households from the NFO Panel, information gathering and, at a client's request, computer analysis of the survey data, and the analysis and presentation of the research results. Once a project is approved by a client, the entire project is scheduled using an advanced computer-based management and production system that has been developed by NFO so that each phase of the project is completed to specifications and according to schedule. This system concurrently schedules all phases of the project with regard to required staff and production time, start and completion dates of each phase, and acquisition of test product and other materials that may be required for interviewing or data processing. This schedule is then distributed by means of NFO's on-line computer system for the proper coordination of all NFO departments. The computer system provides daily status reports on each project to all supervisory personnel. The critical element in each study is the development of an appropriate NFO Panel sample that correctly matches the study's targeted consumers. NFO will either select a sample from the NFO Panel based on pre-identified households with precisely matched demographic characteristics that are already on file or will conduct a custom screening survey among its NFO Panel members to locate households with the desired demographic and other characteristics. The sample selection process is performed to ensure that the NFO Panel members meet the desired characteristics and that the survey adheres to NFO policies limiting the number of contacts with Panel members and varying the subject matters of the surveys to avoid inconveniencing or burdening household members. See "Panel Maintenance." Research projects involve studies with samples ranging from just a few hundred to as many as 250,000 households.

   Each survey is designed to collect specific and accurate information. NFO uses a number of information gathering techniques, depending upon appropriateness for the project, timing and cost requirements. The two methods most frequently employed are mail questionnaires and telephone interviews, although the Company has begun to conduct high speed on-line research via the Internet (see below). Mail surveys take several forms, from a single questionnaire, generally from two to ten pages in length, to a diary questionnaire on which respondents record purchase and usage information for products or services over an extended period of time.

   NFO designs its questionnaires to be easy and interesting, with questions, concepts, and wording that will be readily understood by the NFO Panel member, to enable respondents to complete questionnaires accurately and without undue burden. Particularly complicated questionnaires may be pretested among a small group of households to determine whether these requirements are met. NFO's experienced designers develop efficient, visually appealing and concisely formatted questionnaires using NFO's state-of-the-art desktop publishing system.

   NFO and its subsidiaries also conduct telephone interviews with its panel members and other survey respondents. Telephone interviewers work at stations equipped with a CRT terminal that is on-line to the Computer Assisted Telephone Interviewing (CATI) system, onto which the questions and possible responses have been programmed. This allows the interviewers to record responses directly into the computer, avoiding the need for subsequent data entry. The Company maintains four telephone centers with a total of 183 interviewing stations. At the request of a client, NFO may employ other methods of data collection, such as central location interviewing and focus groups, among both panel members and consumers selected by other methods.

   Questionnaire responses are entered directly into the computer system, either through the use of imaging technology, or manually. NFO customizes survey reports and presents survey data in accordance with client specifications.

   CSI has a telephone interviewing facility and its own focus group facilities. CSI also provides respondents and venues for nearly 400 such focus groups annually.

   Plog interviews travelers world-wide utilizing focus groups, central location (e.g. airports), mail and telephone interviews.

   In 1996 the Company established the NFO Interactive division for the purpose of developing an interactive methodology for performing market research. The Company has developed NFO//net.source that is an interactive consumer panel of on-line households numbering over 70,000 households and over 175,000 individuals. The Company has introduced a number of new interactive products to the marketplace and is currently conducting research interactively for clients (see Technological Advancements). The Company believes that there is significant commercial potential in providing comprehensive interactive survey systems that feature greater speed and household targeting than current methods. In addition, interactive information collection has the advantage of low distribution and collection costs.

The Market Research Industry

   The domestic market research industry is comprised of numerous marketing, advertising and public opinion research organizations that measure consumer attitudes and behavior. The industry is made up of two segments: (i) syndicated research, which generally provides historical information regarding past consumer purchasing decisions (such as aggregate sales or market share within product categories) and is generally made available to the marketplace on a non-exclusive basis, and (ii) custom research, which is performed to the specifications of a particular client.

   Custom research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising programs. Custom research is generally conducted by obtaining information from consumers through questionnaires or interviews. Because information is generally solicited directly from consumers, custom research provides insights into consumers' perceptions of products or services and the patterns of purchase and usage of such products and services by consumers with particular demographic or other profiles. Many clients use custom research to interpret the market share or sales information provided by syndicated research. In addition, by testing a proposed product or advertising campaign on a sample of consumers to whom the product or campaign will be directed, a client can obtain information about the targeted consumers' likely response to the product or campaign before incurring the costs associated with the introduction of the product or campaign to the marketplace. The Company estimates that more than 300 firms perform custom research services in the United States, with no firm holding a dominant share of that market.

   Custom research may be conducted by panel surveys, unsolicited telephone interviewing, door-to-door personal interviewing and central location interviewing. Panel surveys involve interviewing members of consumer households who have previously agreed to participate in the research firm's surveys and who have provided demographic and other data about themselves. Other methods of custom research involve the random, unsolicited contacting of consumers, either by telephone or by personal approaches in public locations such as stores or shopping malls.

   The Company believes that certain trends are emerging in the United States that may further increase the perceived effectiveness and desirability of panel research methods as compared with other research methods. One trend is the tendency of consumer product and service companies to focus on smaller market segments for product or service introductions and marketing programs rather than on mass markets and to segment existing product lines to provide selected products for targeted consumers. Another perceived trend is that with the increase of two-wage-earner households, the heightened interest in leisure-time activities, and the ability to screen telephone calls using answering machines, consumers appear generally less willing to participate in unsolicited surveys. The Company also anticipates that demand for panel research may be favorably affected by the impact of legislation proposed in many jurisdictions, and already enacted in some states, that seeks to limit or prohibit unsolicited telemarketing, sales or other calls, to redress the perceived invasion of privacy represented by these calls. Such legislation could have an adverse effect on research firms using random research methods. The Company believes that its operations have not been, and will not be, adversely affected by this legislation. In addition, the Company believes its business will be favorably impacted by the perceived movement towards conducting market research using interactive methods. (See Business Strategy Technological Advancements).

Business Strategy

   The Company's goal is to develop into a broader more far reaching marketing information services business centered around the NFO Panel. In order to accomplish this mission, NFO is aggressively pursuing a four-pronged business development strategy.

   BROADEN AND EXPAND CORE BUSINESS. The Company intends to develop new services or research concepts that will distinguish it from other market research companies while furthering its development as a marketing information services company. The Company intends to use its NFO Panel and expertise in custom panel research to expand existing client relationships and to target new clients, particularly in the pharmaceutical, telecommunications and financial services industries in which the Company perceives a growing need for custom panel research. To serve the Yellow Pages industry, the third largest advertising medium in the United States, the Company launched the National Yellow Pages Monitor ("NYPM") in 1987 to measure the effectiveness of local and national Yellow Pages advertising. Today NYPM is the leading provider of syndicated audience measurement information to the Yellow Pages industry. NFO's HealthMed marketing group focuses on designing, and marketing to pharmaceutical companies, panel research programs using the Company's Chronic Ailment Panel. NFO also currently has a joint marketing agreement with ASI, a leading advertising copy testing company, to market to clients copy testing services using panel-based market research methods.

   The Company and BASES Worldwide ("BASES") jointly offer Volumetric Concept Screening by Mail ("VCSM") to clients. BASES is a well respected market research company and a leader in simulated volume forecasting for new products and services. This service allows clients to evaluate early state product ideas and choose the most promising concepts. VCSM utilizes the NFO Panel and cost saving mail methodology together with BASES' Key Measures Database of over 5,000 cases for comparative analysis. This is the second joint service offering by the Company and BASES. The two companies also offer a cost saving approach to simulated test marketing, utilizing the NFO Panel and BASES' expertise in volumetric forecasting.

   TECHNOLOGICAL ADVANCEMENTS. The Company's focus on technological advancement is twofold: internal and external. On the internal side, the Company is constantly searching for ways to speed delivery of its services to its clients, and improve the quality of and/or reduce the cost of its services. The Company installed its first predictive dialer that eliminates the time telephone interviewers formerly spent dialing numbers and receiving busy signals, thus increasing productivity of the telephone center. Additionally, NFO data networks were upgraded to provide enhanced network connectivity between the Company's offices and, in 1995, the Company installed a document imaging system that now processes more than one half of the documents requiring data entry. This system saves a significant amount of the time required to process questionnaire responses compared to conventional data entry.

   NFO believes that the advent and growing penetration of on-line and internet services will change the mix of media used to conduct market research and will grow the overall size of the market research industry. Industry growth and media shift will be driven by several factors:
1) high speed access to the needs, opinions and behaviors of consumers provided by interactive research will make market research in general a more applicable and necessary business function, especially in those industries where the demand for shorter product development cycles are most acute; 2) the increasing penetration of interactive communication technologies into U.S. and eventually international homes will make interactive based research the preferred method for researching the general population; 3) the eventual lower cost and, therefore, greater customer value provided by interactive-based research will increase interactive research at the expense of existing methodologies, and also cause the overall industry to grow.

   To address these issues, in 1996 the Company established the NFO Interactive division for the purpose of developing an interactive methodology for performing market research. During 1996 the Company developed the NFO//net.source, which currently numbers over 70,000 households and over 175,000 individuals. By utilizing e-mail and the world wide web to communicate with these panelists, the elapsed time of collecting research information is shortened. This Interactive Panel enables NFO to provide clients with access to a rich source of information about the interactive market and provides the ability to conduct interactive research with accuracy and speed.

   The Company has created proprietary software systems to facilitate the information collection process and shorten the cycle times required for market research. These systems include survey development tools, database management and integration systems, analytic software and internet software reporting tools. Development has also included extensive process development and calibration studies to ensure NFO's interactive methods provide accurate results and are responsive to customer needs.

   The Company's interactive products include NFO//net.survey, custom quantitative research via the internet; NFO//net.gauge, web-site evaluation services, and NFO//net.focus, the conduct of focus groups using the internet, and are marketed by the various NFO companies.

   The Company believes it is one of the leaders in the development of interactive and on-line interviewing in the market research industry.

   STRATEGIC ALLIANCES AND ACQUISITIONS. To enhance its development as a marketing information company, the Company will seek to develop alliances or to acquire companies in niche markets the Company believes are high growth areas. Examples of this strategy were the acquisitions of PSI and AMS in 1994, and M/K, CSI, Plog and Spectrem in 1996. The Company is keenly interested in increasing its presence in the high tech, telecommunications, healthcare and financial services sectors. In addition, the Company is interested in increasing its horizontal product and service capabilities in the areas of ad testing, market modeling, interactive research and international expansion.

   In early 1997, the Company signed strategic partnerships with providers of complementary interactive technologies. These relationships allow NFO to provide innovative research methodologies including the conduct of virtual focus groups and the presentation of unique imaging capabilities. The Company expects to incorporate additional technologies to advance the effectiveness and applications of market research.

   On March 20, 1997, the Company signed an agreement and plan of merger to acquire 100% of the stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. Founded in 1981, Prognostics is headquartered in Palo Alto, California and has additional offices in Boston and London, as well as an affiliate relationship in Japan. The purchase will be consummated on April 1, 1997 when the Company will issue 1,726,480 shares of NFO Common Stock. The purchase will be accounted for as a pooling of interests.

   INTERNATIONAL MARKETS. The Company believes that international markets offer the Company potential opportunities to expand the services performed for its existing clients, many of which have substantial international operations, and to attract new clients. Total world-wide market research spending was estimated to be $10.1 billion in 1995 by the European Society for Opinion and Marketing Research (ESOMAR) supplemented with NFO estimates. Spending in Europe is estimated to be $4.5 billion and to be $1.5 billion in Japan and Southeast Asia. In the aggregate, market research spending outside the United States represented $6.6 billion, or 65% of world-wide spending. To date, custom panel based research has not been widely used outside of the United States.

   In 1995 the Company signed a joint venture agreement with IPSOS, S.A., a major European marketing research firm, and LT Participations, an IPSOS affiliate, to launch access panel activities in Europe. Under the terms of the agreement NFO, IPSOS and LT have agreed to launch joint venture companies, initially in five western European countries. As part of the agreement, NFO purchased a comparable portion of IPSOS' existing access panel businesses in Germany and France during 1996. Operations have also begun in the United Kingdom. Operations in Italy and Spain are expected to commence in 1997/1998. Through the Company's joint venture operations with IPSOS a combined panel of nearly 100,000 households is available in Germany, France and the U.K.

   The Company believes that international markets offer a source of future growth for its financial services, pharmaceutical, high tech, telecommunications, travel and leisure products, as well as its packaged goods business. To capitalize on these and other perceived opportunities, the Company may seek to acquire or enter into additional joint ventures or similar arrangements with companies that have a presence in certain international markets in which the Company perceives an increasing demand for custom and syndicated market research.

The Company's Services

   CUSTOM PANEL RESEARCH SERVICES. The majority of the Company's revenues are derived from custom panel research. NFO offers its clients a full range of custom panel market research services and specializes in the performance of comprehensive, difficult or complicated research projects. NFO believes that its expertise with these programs distinguishes it from its competitors. NFO's consistently high response rates from its NFO Panel members allow NFO to perform research that involves consumers that are typically difficult to reach, or involves a personal or sensitive subject matter or a particularly complex study design. The stability of the NFO Panel also allows reliable long-term programs to be performed, such as continuous screenings, customer satisfaction programs and annual tracking studies for many of the Company's larger clients. These clients may subsequently commission discrete research studies in response to the results of such programs.

   NFO also offers its proprietary MultiCard Survey program, a semi-monthly omnibus survey sent to various segments of the NFO Panel. The MultiCard Survey program distributes several questionnaires at one time, incorporating information to be collected for multiple clients. Each MultiCard Survey is a brief questionnaire for clients who want to ask only a few questions or to collect a variety of market and consumer information. This permits a rapid measure of market share, purchase or usage frequency and advertising awareness, and can be used to screen for consumer segments with characteristics not already available through the NFO Panel database for use in more detailed follow-up surveys. Each MultiCard Survey semimonthly mailing is sent to segments of the NFO Panel which range in size from 20,000 to 250,000 households. The MultiCard Survey provides substantial benefits to clients who need to conduct extremely large projects at a very low cost per interview.

   The services provided by the Company are used to perform the following basic types of research: ATTITUDE, USAGE AND AWARENESS TESTS, which measure the pre-disposition, awareness and usage of products or services among consumers; PRODUCT TESTS, which measure consumers' attitudes and purchasing and usage decisions regarding a new, existing or reformulated product, a sample of which is provided to the consumer by the client through the Company; PURCHASER/OWNER PROFILES, which determine demographic or other characteristics of consumers owning or purchasing a particular product or service so that a client may improve the effectiveness of marketing or advertising programs by properly positioning them to appropriate consumers; PURCHASE OR CONSUMPTION DIARIES, in which panelists record in diaries their actual purchase or usage of particular products over an extended period to allow for evaluation of brand share and consumer shifts and trends; SCREENINGS, which are used to identify demographic characteristics or the use or purchase of or intention to purchase a product or service, particularly in connection with low-incidence characteristics and products; and CONCEPT TESTS, in which consumers are asked to give their reaction to a concept for a new product, service or advertising campaign before it is developed or introduced into the marketplace.

   NFO has an arrangement with ASI, one of the country's leading advertising copy testing companies, that provides advertising concept tests for in-home viewing by NFO Panel members. NFO and BASES jointly market a new product, Volumetric Concept Screening by Mail ("VCSM"). Combining the NFO Panel and BASES' proprietary volume forecasting model, this product offers clients a very cost effective method of analyzing market forecast information before bringing new products to market. The Company perceives these arrangements as a marketing strategy intended to introduce potential clients to the Company and its services and to broaden its client base.

   SYNDICATED SERVICES. The Company actively seeks opportunities to use the NFO Panel to provide syndicated research not already available to potential clients from other market research firms. For example, the Company already has meaningful market presence with its syndicated yellow pages, financial services and travel industry products through NYPM, PSI and Plog, respectively.

   In 1987 the Company launched National Yellow Pages Monitor ("NYPM") to measure the effectiveness of local and national Yellow Pages advertising. NYPM is the leading provider of syndicated audience measurement information to the $11 billion Yellow Pages industry. NYPM ratings usage information is gathered from over 80,000 respondents each year with results reported on a national level, across 53 major metropolitan markets, over 500 individual yellow pages directory areas and approximately 300 categories. NYPM also offers other syndicated and custom research services to the Yellow Pages industry, including Active Intermedia measurement (AIM), Business Usage research and Internet Directory studies.

   PSI offers a variety of eighteen syndicated programs that provide insight to the financial services industry. The eighteen products cover a broad range of information utilized by banks and financial institutions on consumer/retail banking services, private banking and investment services, credit card services, distribution technology and corporate banking services. PSI has provided research on credit card usage in Europe since 1990. In 1995 PSI opened an office in London to support and expand that business, as well as to serve Africa, the Middle East and the Asia-Pacific region. Additionally, PSI has begun to provide research information to clients in six Latin America countries.

   Plog offers a number of syndicated products to the travel and leisure industries. Plog's products provide information regarding the attitudes and purchasing behavior of airline, cruise and car rental users, frequent flyer program members and hotel guests, including comprehensive information about the business and leisure travel habits of Americans. Another Plog syndicated product offers in-depth research on the psychology of the users of interactive media, and provides insight to advertisers on when and how to use interactive media.

   NFO's new InfoCom division, established in 1996, offers the Wireless Market Monitor to the telecommunications industry. Twice a year the Monitor provides in-depth information on current wireless customers, the potential market and emerging products. The service provides detailed customer profiles, measures acceptance of technological advancements, such as PC's, and segments the market to enable clients to target their services and products effectively.

   CUSTOM PHARMACEUTICAL RESEARCH SERVICES. M/K is the nation's largest custom full-service healthcare marketing research company. M/K distinguishes itself from its competitors because of its unique ability to fuse leading-edge methodologies with decision-oriented business analyses and recommendations.

   M/K has completed over 3,000 custom studies for more than 140 pharmaceutical, biotechnology, diagnostics, medical devices and managed care companies since its founding in 1980. As a specialist in the area of new product development, M/K guides products from concept to commercialization to post-launch tracking. M/K's extensive expertise leads to shortened timetables for regulatory approval, product launch and return on investment.

   M/K's marketing research projects range from qualitative studies, such as one-on-one interviews and in-depth focus groups, to highly specialized and customized fully-integrated studies using advanced multivariate methods. Many of its research techniques are exclusive and proprietary, giving M/K a true competitive advantage. M/K's strategic thinking directly impacts upon a product's marketing potential. Study objectives frequently include determining positioning strategies, identifying optimal price points, guiding clinical development, identifying target audiences, developing promotional messages, and tracking products post-launch.

   OTHER SERVICES AND INNOVATIONS. The Company's research professionals work to develop new methods by which client products, services or concepts are presented to survey participants. The Company introduced the NFO SmartSystem, developed by AMS. The SmartSystem is a PC based "expert" software system which is a powerful analytical tool which the client can use to access, reorganize, reformat and graph information from an NFO market research project. Also, the Company's Screen Test product provides a patented system by which a client's concept, product or advertising message may be presented in an "in-home" setting for test material that needs to be seen and heard by panelists rather than being described to them in writing or over the telephone.

   In 1996 NFO established the InfoCom Division that is devoted to identifying, understanding and tracking business issues in the communications and information technology industries. InfoCom provides access for the communications and technologies industries to the NFO Panel members that have been identified as wireless or mobile phone users, computer owners by brand and operating system, interactive on-line subscribers and technologically advanced households. Clients can access these consumers and others efficiently for information to make better informed business decisions about the marketplace.

   AMS designs and markets "expert" computer software systems that are used by AMS's clients to summarize and analyze large amounts of data instantly. AMS's proprietary Expert System Technology integrates with today's most popular off the shelf PC software to help the market researcher quickly access, organize, graph and analyze in fully narrative form large amounts of statistical data.

Marketing and Sales

   The Company currently maintains a sales and marketing staff comprised of over 180 marketing executives. The executives work primarily with the market research departments and product brand management departments of the Company's clients. For many of its larger clients, the Company emphasizes continuing research programs, including continuous screenings, customer satisfaction programs and annual tracking studies, in which the consistency of study design and execution over time is important. Additional research studies are often commissioned by clients in response to the results of such programs.

   The Company's marketing organization is one of the largest in the custom market research industry. In total, the Company has offices covering nineteen cities in four countries. NFO has ten regional marketing offices, including two offices dedicated exclusively to NYPM, and one located in its Toledo facility. In addition, AMS, CSI, M/K, Plog, PSI and Spectrem each have separate locations (See Properties). The Company has established its regional offices in close proximity to its major clients to provide a high level of personal service to its client base throughout the United States. The Company frequently performs research studies for several operating divisions of its larger clients, and NFO's marketing executives sell services directly to and maintain close working relationships with the market research personnel in each of those operating divisions. The Company intends to selectively add regional offices and marketing executives in order to increase its market share and to implement fully its planned new marketing programs. The Company formed its HealthMed marketing group to focus on designing and marketing panel research programs to pharmaceutical companies, including programs using NFO's Chronic Ailment Panel.

   The Company's marketing organization has a reputation of being very professional, highly skilled and well trained. Many of its marketing executives hold advanced degrees, and all executives participate in both nationally recognized, independent professional training programs, as well as in- house training and marketing and sales education programs.

   The Company's marketing vice presidents and account executives are compensated on an incentive basis recognizing the achievement of specified sales goals, incremental sales growth and operating margin improvement. The average tenure with the Company of its marketing vice presidents is 10 years and that of its account executives is five years. This tenure enhances the ability of the Company to establish and maintain close, long-term relationships with its clients.

Panel Maintenance

   NFO maintains the NFO Panel using proprietary software and information systems. The NFO Panel is designed and maintained to ensure that NFO can consistently select large samples of households that precisely match U.S. Bureau of Census data with respect to geographic division and market size, in addition to age, income and size of each household. NFO's Panel maintenance system includes a continuous updating of household information and a regular program that adds and deletes households to ensure the Panel's representative quality and responsiveness. NFO's staff of research specialists and statisticians operates NFO's Panel maintenance system.

   NFO devotes substantial efforts to maintaining its relationships with NFO Panel Households. Households are recruited and their participation is maintained by appealing to their interests as consumers in providing information to marketers and manufacturers who want feedback from consumers, and in testing new, reformulated or proposed products or services before they are introduced to the public. NFO believes that Panel members enjoy what they perceive as the opportunity to affect product development and to communicate consumer needs, problems and preferences. The panel process also provides respondents with the comfort and convenience of an in-home interviewing environment. No compensation is paid as an inducement to join or participate in the NFO Panel, although NFO may, on occasion, provide a cash incentive or a token "thank-you", both of nominal value, for particularly large or difficult questionnaires or studies. NFO believes this policy helps to maintain the integrity of the research performed. More importantly, NFO emphasizes a "family" attitude toward its Panel members, which includes sending newsletters and birthday cards, and periodically soliciting comments regarding their participation in the Panel.

   NFO uses the name "Carol Adams," the pen name of the founder's wife who originally supervised contacts with NFO's Panel households, in written and oral communications with Panel members and recruits, to create a personal relationship between NFO and its Panel members. In addition, NFO limits the number of contacts and maintains strict policies on varying the subject matter of surveys to avoid inconveniencing or burdening any member household. These efforts, and assurances that Panel members' identities and responses will be used only for research purposes, serve to create in members a high level of trust and confidence in NFO. NFO believes that the use of the "Carol Adams" persona ensures that the Panel members are familiar with the NFO Panel, that they appreciate the convenience and confidentiality of NFO's telephone and mail surveys and NFO's friendly and professional approach to member households. The "Carol Adams" persona distinguishes NFO's surveys from random solicitations, which may be telemarketing or other direct sales activities. NFO believes that, as a result of its relationship with members of the NFO Panel, NFO generally obtains accurate responses from respondents even on personal or sensitive issues such as health care and finances.

Competition

   The custom market research industry is highly competitive and is characterized by a large number of competitors, ranging from relatively small organizations to companies with substantially greater resources than
NFO. The Company is also subject to competition from marketing and research departments of various companies, advertising agencies, and business consulting firms. The Company believes that its principal competitive advantages are in the quality of its design of a market research product; the ability to design, perform and report on a research project in a short period of time; its price; consistency of service; and the NFO Panel. The Company believes that it competes successfully on projects involving low-incidence or hard-to-find consumers. The Company is less competitive in connection with projects involving simple study design or high-incidence characteristics, particularly those projects that can be performed by telephone interviews.

Trademarks, Patents, Service Marks and Proprietary Software

   The Company owns several federally registered trademarks and service marks, the most important of which are NFO, NFO Research, National Family Opinion, Payment Systems, PSI, Migliara/ Kaplan, Screen Test, and MultiCard Survey. The Company considers these trademarks and service marks and the Carol Adams service mark to be material to the business of the Company. The Company vigorously defends its trademarks and service marks against infringement and other unauthorized use.

   The Company protects its proprietary software and information systems by limiting access to key personnel through the use of password systems.

Employees

   As of January 2, 1997, the Company employed 721 full-time staff employees and 430 part-time hourly employees. The part-time employees are primarily engaged in data gathering and processing.

   The Company emphasizes the comprehensive training of its operations personnel. In addition to training in an employee's primary area of responsibility, the Company trains its staff to perform tasks among the different departments to ensure that backup trained staff is available in areas that have periodic short-term increased demand. The Company believes that it has historically experienced low turnover of staff in both the professional and the clerical areas relative to the market research industry generally. Long tenure helps to reduce the costs of re-hiring and re-training and establishes and builds upon experience that can be applied to all future work.

   None of the Company's employees is subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are excellent.

Item 2.       Properties
-------       ----------

   The Company's general operations facilities, including data entry, computer, mailing and product storage and handling facilities, are located in an approximately 98,000 square foot complex located on approximately 77 acres owned by the Company in Toledo, Ohio, 52 acres of which were purchased in 1996. The facility was built in 1975 and expanded in 1982 pursuant to the specifications of the Company. Construction was financed with the proceeds of two industrial development revenue bonds, which are secured by mortgages on the facility. The facility also contains a regional sales office and the largest of the Company's three telephone interviewing facilities.

   The Company's principal Executive offices, Interactive Marketing office and two of its regional sales offices are located in Greenwich, Connecticut. The Company also leases offices located in: Atlanta, Baltimore, Chicago, Cincinnati, Greensboro, Los Angeles, Minneapolis, New York, Philadelphia, Princeton, St. Louis, St. Paul, San Francisco, Shelton, CT, Tampa and London. The IPSOS/NFO joint venture has offices in London, Paris and Hamburg, Germany.


Item 3.      Legal Proceedings
-------      -----------------

   The Company is not a party to any litigation that is expected to have a material effect on the operations or business of the Company.


Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

   Not Applicable



                                     PART II
                                     -------

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
-------     -----------------------------------------------------------------
            Matters
            -------

   The Company's common stock has traded on the Nasdaq National Market since its initial public offering was completed in April, 1993. The Company's stock symbol is "NFOR." As of March 20, 1997 there were 170 stockholders of record. The Company believes the total number of beneficial shareholders to be in excess of 2,000 based on the information gathered in distributing the Company's shareholder communications, such as Quarterly Shareholder Statements and the Proxy Statement. The following table sets forth, for the periods indicated, the high and low sales prices per share for the Company's Common Stock as reported on the Nasdaq National Market. The stock prices have been adjusted to give retroactive effect to the 3 for 2 stock split effected on February 5, 1996.

                                            Sales Price
                                            -----------

        Calendar Year 1996            High               Low
        ------------------            ----               ---
        First Quarter                 $22.50           $ 17.50
        Second Quarter                 25.25             19.75
        Third Quarter                  24.25             21.25
        Fourth Quarter                 24.25             21.50

        Calendar Year 1995
        ------------------
        First Quarter                  13.00              9.50
        Second Quarter                 13.83             11.67
        Third Quarter                  15.67             13.00
        Fourth Quarter                 17.67             14.33

   Since the Company's initial public offering the Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings or other cash resources to finance growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit facility prohibits the payment of dividends on its Common Stock in excess of a specified amount calculated using a pre-determined formula. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependant upon the results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.


Item 6.     Selected Financial Data
-------     -----------------------

   Information required by this item is shown in Exhibit 99.1 and is hereby incorporated by reference.


Item 7.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations
            ---------------------

   Information required by this item is shown in Exhibit 99.2 and is hereby incorporated by reference.


Item 8.     Financial Statements and Supplemental Data
-------     ------------------------------------------

   Information required by this item is shown in Exhibit 99.3 and 99.4 and is hereby incorporated by reference.


Item 9.     Changes in and Disagreements With Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure
            --------------------

   The Company has had no disagreements on accounting and financial disclosures with its independent public accountants.



                                    PART III
                                    --------


Item 10.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------

   The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report.


Item 11.    Executive Compensation
--------    ----------------------

   The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

   The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

   The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


                                     PART IV
                                     -------


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

(a) (1)-(2)     Financial Statements and Financial Statement Schedules:

   The list of financial statements set forth in the Index to Financial Statements at Page F-1 of Exhibit 99.3 is hereby incorporated by this reference, and the list of financial statement schedules set forth in the Index to Financial Schedules at page S-1 of Exhibit 99.4 hereto is hereby incorporated by this reference.

   Financial Statement Schedules, other than that included in Exhibit 99.4, are omitted because of the absence of the condition under which they are required or because the required information is included in the Financial Statements and related notes thereto.


                                                                                Incorporated by
                                                                                Reference from
                                                                                --------------

                                                                      NFO Research, Inc.
Exhibit                                                               Registration Statement
Number                                                                No. or Report            Exhibit
------                                                                -------------            -------

3.1        Restated Certificate of Incorporation                      Report on Form 10-Q           3
                                                                      for quarter ended
                                                                      September 30, 1996

3.2        Amended and Restated By-laws                               33-73516                    4.2
                                                                      (Form S-8)

4          Specimen Common Stock certificate                          33-58748                    4.1
                                                                      (Form S-1)

10.1       Loan Agreement, dated as of September 17, 1981,            33-58748                   10.3
           between County of Wood, Ohio and Twenty-Seven
           Hundred Associates (Commercial and Research
           Facility) relating to the $3,200,000 Industrial
           Development Revenue Bond

10.2       Amendment to Loan Agreement, dated as of September         33-58748                   10.4
           27, 1991, between County of Wood, Ohio and the             (Form S-1)
           Predecessor relating to the $3,200,000 Industrial
           Development Revenue Bond

10.3       Loan Agreement, dated as of December 1, 1983, between      33-58748                   10.5
           County of Wood, Ohio and the Predecessor relating to       (Form S-1)
           the $2,500,000 Industrial Development Revenue Bond

10.4       Amendment to Loan Agreement, dated as of September         33-58748                   10.6
           27, 1991, between the County of Wood, Ohio and the         (Form S-1)
           Predecessor relating to the $2,500,000 Industrial
           Development Revenue Bond

10.5       Assignment and Assumption Agreement, dated as of           33-58748                   10.3
           September 27, 1991, between the Predecessor and the        (Form S-1)
           Company

10.6       Registration Agreement, dated September 27, 1991,          33-58748                  10.10
           among the Company and its stockholders parties             (Form S-1)
           thereto

10.7       Stockholders Agreement, dated as of September 27,          33-58748                  10.11
           1991, among the Company and its stockholders               (Form S-1)


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                Incorporated by
                                                                                Reference from
                                                                                --------------

                                                                      NFO Research, Inc.
Exhibit                                                               Registration Statement
Number                                                                No. or Report            Exhibit
------                                                                -------------            -------

10.8       Amendment to Stockholders Agreement, dated as of           33-58748                 10.12
           April 6, 1993, among the Company and its stockholders      (Form S-1)

10.9+      Employment Agreement, dated March 15, 1995 between         Report on Form 10-K      10.14
           the Company and William E. Lipner                          for year ended
                                                                      December 31, 1994

10.10+     Employment Agreement, dated as of September 12,            Report on Form 10-Q      10.1
           1995, between the Company and Lawrence D. White            for quarter ended
                                                                      September 30, 1995

10.11+     Employment Agreement, dated as of September 12,            Report on Form 10-Q      10.2
           1995 between the Company and Patrick G. Healy              for quarter ended
                                                                      September 30, 1995

10.12+     Employment Agreement, dated as of September 12,            Report on Form 10-Q      10.3
           1995 between the Company and Richard A. Spitzer            for quarter ended
                                                                      September 30, 1995

10.13*+    Employment Agreement, dated as of December 12,
           1996, between the Company and Charles B. Hamlin

10.14+     Agreement dated October 25, 1994 between the               Report on Form 10-Q      10.1
           Company and John Sculley                                   for quarter ended
                                                                      September 30, 1995

10.15      Credit Agreement dated as of December 29, 1994             Report on Form 10-K      10.24
           among the Company, the Banks signatory thereto and         for year ended
           Fleet Bank, National Association, as Agent                 December 31, 1994

10.16+     NFO Research, Inc. Stock Option Plan and Form of           Report on Form 10-K      10.25
           Option Agreement                                           for year ended
                                                                      December 31, 1994

10.17+     NFO Research, Inc. Directors' Stock Option Plan            Report on Form 10-K      10.26
           and Form of Directors' Stock Option Agreement              for year ended
                                                                      December 31, 1994

10.18+     NFO Research, Inc. Profit Sharing Plan, and                33-83002                 4.4
           amendments thereto                                         (Form S-8)

10.19+     NFO Research, Inc. Pension Plan, and amendments            33-58748                 10.26
           thereto                                                    (Form S-1)

10.20+     NFO Research, Inc. Executive Deferred Benefit Plan         33-58748                 10.27

                                                                      (Form S-1)


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                Incorporated by
                                                                                Reference from
                                                                                --------------

                                                                      NFO Research, Inc.
Exhibit                                                               Registration Statement
Number                                                                No. or Report            Exhibit
------                                                                -------------            -------

10.21+     Deferred Compensation and Life Insurance Benefit           Report on Form 10-K      10.29
           Agreement, dated as of May 3, 1980, between the            for year ended
           Company and William E. Lipner                              December 31, 1993

10.22      Office Lease for the Company's headquarters at Two         Report on Form 10-K      10.31
           Pickwick Plaza, Greenwich, Connecticut dated as of         for year ended
           April 3, 1987 between JMB Property Management              December 31, 1994
           Company and the Company, and amendments thereto,
           as extended

10.23      Office Lease at 5 Centerview Drive, Suite 110,             33-58748                 10.29
           Greensboro, North Carolina dated December 18, 1991         (Form S-1)
           and amended on June 21, 1989 and June 24, 1992

10.24      Office Lease for PSI headquarters at 3030 North Rocky      Report on Form 10-K      10.33
           Point Drive West, Tampa, Florida dated September           for year ended
           10, 1993 between PSI and The Manufacturers Life            December 31, 1994
           Insurance Company

10.25      Office sub-lease for PSI headquarters at 3030 North        Report on Form 10-K      10.34
           Rocky Point Drive West, Tampa, Florida dated               for year ended
           September 10, 1994 between PSI and Knepper &               December 31, 1994
           Willard, Inc.

10.26      Agreement and Plan of Merger, dated as of January          Report on Form 8-K       1
           1, 1994, by and among PSI Partners Acquisition             dated January 10, 1994
           Corporation, Payment Systems, Inc., the Company
           and the stockholders of PSI Partners Acquisition
           Corporation

10.27      Asset Purchase Agreement dated as of November 7,           Report on Form 10-Q      10.2
           1994 among Advanced Marketing Solutions, Inc., as          for quarter ended
           Seller, Advanced Marketing Solutions Corp., as Buyer,      September 30, 1994
           and the Company

10.28      Master Joint Venture Agreement, dated as of July 6,        Report on Form 10-K      10.27
           1995, among the Company, IPSOS S.A. and Societe            for year ended
           Civile A.P.L.T.                                            December 31, 1995

10.29      Agreement and Plan of Merger, dated as of November         Report on Form 8-K       1
           7, 1995, by and among the Company, Migliara-Kaplan         dated January 3, 1996
           & Associates, Inc., Migliara/Kaplan Associates Inc.
           and the stockholders of Migliara-Kaplan &
           Associates, Inc.



*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                Incorporated by
                                                                                Reference from
                                                                                --------------

                                                                      NFO Research, Inc.
Exhibit                                                               Registration Statement
Number                                                                No. or Report            Exhibit
------                                                                -------------            -------

10.30      Asset Purchase Agreement, dated as of November             Report on Form 8-K       2
           7, 1995, by and among the Company, Chesapeake              dated January
           3, 1996 Surveys, Inc., a Maryland corporation, and
           Chesapeake Surveys, Inc., a Delaware corporation

10.31      Agreement and Plan of Merger, dated as of December         Report on Form 10-K      10.30
           8, 1995, by and among Plog Research, Inc., a California    for year ended
           corporation ("PRI-California"), Plog Research, Inc., a     December 31, 1995
           Delaware corporation, the Company, Stanley C. Plog
           and the stockholders of PRI-California

10.32*     Agreement and Plan of Merger, dated as of March 20,
           1997, by and among Prognostics Corp., a Delaware
           Corporation, Prognostics, a California corporation
           ("Prognostics"), the Company and the shareholders of Prognostics

11*        Statement of Computation of Net Income per Common Share

21*        Subsidiaries of the Company

23.1*      Consent of Arthur Andersen LLP

23.2*      Consent of Deloitte & Touche LLP

27*        Financial Data Schedule

99.1*      Selected Financial Data

99.2* Management's Discussion and Analysis of Financial Condition and Results of Operations

99.3*      Financial Statements

99.4*      Financial Statement Schedules



(b) No reports on Form 8-K were filed during the three months ending December 31, 1996.





*Filed herewith.
+Management contract or compensatory plan or arrangement

                                   SIGNATURES


   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1997.


                                       NFO RESEARCH, INC.


                                        By:  /s/ William E. Lipner
                                           ---------------------------------
                                           William E. Lipner
                                           Chairman of the Board, President
                                           and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1994.


/s/ William E. Lipner                 Chairman of the Board, President, Chief
------------------------               Executive Officer and Director
William E. Lipner

/s/ Steven J. Gilbert                 Vice Chairman of the Board, Secretary
------------------------               and Director
Steven J. Gilbert

/s/ Patrick G. Healy                  Executive Vice President-Finance and
------------------------               Chief Financial Officer (Principal
Patrick G. Healy                       Financial Officer and Principal
                                       Accounting Officer)

/s/ Walter A. Forbes                  Director
------------------------
Walter A. Forbes

/s/ Edmund A. Hajim                   Director
------------------------
Edmund A. Hajim

/s/ John Sculley                      Director
------------------------
John Sculley

                                                                                           Incorporated by
                                                                                           Reference from
                                                                           -------------------------------------------------
                                                                           NFO Research, Inc.
                                                                           Registration                           Sequential
Exhibit                                                                    Statement                              Page
Number                                                                     No. or Report           Exhibit        Number
------                                                                     -------------           -------        ------
3.1        Restated Certificate of Incorporation                           Report on Form 10-Q       3

3.2        Amended and Restated By-laws                                    33-73516                  4.2
                                                                           (Form S-8)

4          Specimen Common Stock certificate                               33-58748                  4.1
                                                                           (Form S-1)

10.1       Loan Agreement, dated as of September 17, 1981,                 33-58748                 10.3
           between County of Wood, Ohio and Twenty-Seven
           Hundred Associates (Commercial and Research
           Facility) relating to the $3,200,000 Industrial
           Development Revenue Bond

10.2       Amendment to Loan Agreement, dated as of September              33-58748                 10.4
           27, 1991, between County of Wood, Ohio and the                  (Form S-1)
           Predecessor relating to the $3,200,000 Industrial
           Development Revenue Bond

10.3       Loan Agreement, dated as of December 1, 1983, between           33-58748                 10.5
           County of Wood, Ohio and the Predecessor relating to            (Form S-1)
           the $2,500,000 Industrial Development Revenue Bond

10.4       Amendment to Loan Agreement, dated as of September              33-58748                 10.6
           27, 1991, between the County of Wood, Ohio and the              (Form S-1)
           Predecessor relating to the $2,500,000 Industrial
           Development Revenue Bond

10.5       Assignment and Assumption Agreement, dated as of                33-58748                 10.3
           September 27, 1991, between the Predecessor and the             (Form S-1)
           Company

10.6       Registration Agreement, dated September 27, 1991,               33-58748                10.10
           among the Company and its stockholders parties                  (Form S-1)
           thereto

10.7       Stockholders Agreement, dated as of September 27,               33-58748                10.11
           1991, among the Company and its stockholders                    (Form S-1)



*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                           Incorporated by
                                                                                           Reference from
                                                                           -------------------------------------------------
                                                                           NFO Research, Inc.
                                                                           Registration                           Sequential
Exhibit                                                                    Statement                              Page
Number                                                                     No. or Report           Exhibit        Number
------                                                                     -------------           -------        ------
10.8       Amendment to Stockholders Agreement, dated as of                33-58748                 10.12
           April 6, 1993, among the Company and its stockholders           (Form S-1)

10.9+      Employment Agreement, dated March 15, 1995 between              Report on Form 10-K      10.14
           the Company and William E. Lipner                               for year ended
                                                                           December 31, 1994

10.10+     Employment Agreement, dated as of September 12,                 Report on Form 10-Q      10.1
           1995, between the Company and Lawrence D. White                 for quarter ended
                                                                           September 30, 1995

10.11+     Employment Agreement, dated as of September 12,                 Report on Form 10-Q      10.2
           1995 between the Company and Patrick G. Healy                   for quarter ended
                                                                           September 30, 1995

10.12+     Employment Agreement, dated as of September 12,                 Report on Form 10-Q      10.3
           1995 between the Company and Richard A. Spitzer                 for quarter ended
                                                                           September 30, 1995

10.13*+    Employment Agreement, dated as of December 12,
           1996, between the Company and Charles B. Hamlin

10.14+     Agreement dated October 25, 1994 between the                    Report on Form 10-Q      10.1
           Company and John Sculley                                        for quarter ended
                                                                           September 30, 1995

10.15      Credit Agreement dated as of December 29, 1994                  Report on Form 10-K      10.24
           among the Company, the Banks signatory thereto and              for year ended
           Fleet Bank, National Association, as Agent                      December 31, 1994

10.16+     NFO Research, Inc. Stock Option Plan and Form of                Report on Form 10-K      10.25
           Option Agreement                                                for year ended
                                                                           December 31, 1994

10.17+     NFO Research, Inc. Directors' Stock Option Plan                 Report on Form 10-K      10.26
           and Form of Directors' Stock Option Agreement                   for year ended
                                                                           December 31, 1994

10.18+     NFO Research, Inc. Profit Sharing Plan, and                     33-83002                  4.4
           amendments thereto                                              (Form S-8)

10.19+     NFO Research, Inc. Pension Plan, and amendments                 33-58748                 10.26
           thereto                                                         (Form S-1)

10.20+     NFO Research, Inc. Executive Deferred Benefit Plan              33-58748                 10.27
                                                                           (Form S-1)


*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                           Incorporated by
                                                                                           Reference from
                                                                           -------------------------------------------------
                                                                           NFO Research, Inc.
                                                                           Registration                           Sequential
Exhibit                                                                    Statement                              Page
Number                                                                     No. or Report           Exhibit        Number
------                                                                     -------------           -------        ------
10.21+     Deferred Compensation and Life Insurance Benefit                Report on Form 10-K      10.29
           Agreement, dated as of May 3, 1980, between the                 for year ended
           Company and William E. Lipner                                   December 31, 1993

10.22      Office Lease for the Company's headquarters at Two              Report on Form 10-K      10.31
           Pickwick Plaza, Greenwich, Connecticut dated as of              for year ended
           April 3, 1987 between JMB Property Management                   December 31, 1994
           Company and the Company, and amendments thereto,
           as extended

10.23      Office Lease at 5 Centerview Drive, Suite 110,                  33-58748                 10.29
           Greensboro, North Carolina dated December 18, 1991              (Form S-1)
           and amended on June 21, 1989 and June 24, 1992

10.24      Office Lease for PSI headquarters at 3030 North Rocky           Report on Form 10-K      10.33
           Point Drive West, Tampa, Florida dated September                for year ended
           10, 1993 between PSI and The Manufacturers Life                 December 31, 1994
           Insurance Company

10.25      Office sub-lease for PSI headquarters at 3030 North             Report on Form 10-K      10.34
           Rocky Point Drive West, Tampa, Florida dated                    for year ended
           September 10, 1994 between PSI and Knepper &                    December 31, 1994
           Willard, Inc.

10.26      Agreement and Plan of Merger, dated as of January               Report on Form 8-K        1
           1, 1994, by and among PSI Partners Acquisition                  dated January 10, 1994
           Corporation, Payment Systems, Inc., the Company
           and the stockholders of PSI Partners Acquisition
           Corporation

10.27      Asset Purchase Agreement dated as of November 7,                Report on Form 10-Q      10.2
           1994 among Advanced Marketing Solutions, Inc., as               for quarter ended
           Seller, Advanced Marketing Solutions Corp., as Buyer,           September 30, 1994
           and the Company

10.28      Master Joint Venture Agreement, dated as of July 6,             Report on Form 10-K      10.27
           1995, among the Company, IPSOS S.A. and Societe                 for year ended
           Civile A.P.L.T.                                                 December 31, 1995

10.29      Agreement and Plan of Merger, dated as of November              Report on Form 8-K        1
           7, 1995, by and among the Company, Migliara-Kaplan              dated January 3, 1996
           & Associates, Inc., Migliara/Kaplan Associates Inc.
           and the stockholders of Migliara-Kaplan &
           Associates, Inc.



*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                           Incorporated by
                                                                                           Reference from
                                                                           -------------------------------------------------
                                                                           NFO Research, Inc.
                                                                           Registration                           Sequential
Exhibit                                                                    Statement                              Page
Number                                                                     No. or Report           Exhibit        Number
------                                                                     -------------           -------        ------
10.30      Asset Purchase Agreement, dated as of November                  Report on Form 8-K       2
           7, 1995, by and among the Company, Chesapeake                   dated January 3, 1996
           Surveys, Inc., a Maryland corporation, and
           Chesapeake Surveys, Inc., a Delaware corporation

10.31      Agreement and Plan of Merger, dated as of December              Report on Form 10-K      10.30
           8, 1995, by and among Plog Research, Inc., a California         for year ended
           corporation ("PRI-California"), Plog Research, Inc., a          December 31, 1995
           Delaware corporation, the Company, Stanley C. Plog
           and the stockholders of PRI-California

10.32*     Agreement and Plan of Merger, dated as of March 20,
           1997, by and among Prognostics Corp., a Delaware
           Corporation, Prognostics, a California corporation
           ("Prognostics"), the Company and the shareholders of Prognostics

11*        Statement of Computation of Net Income per Common Share

21*        Subsidiaries of the Company

23.1*      Consent of Arthur Andersen LLP

23.2*      Consent of Deloitte & Touche LLP

27*        Financial Data Schedule

99.1*      Selected Financial Data

99.2* Management's Discussion and Analysis of Financial Condition and Results of Operations

99.3*      Financial Statements

99.4*      Financial Statement Schedules



(b) No reports on Form 8-K were filed during the three months ending December
    31, 1996.




*Filed herewith.
+Management contract or compensatory plan or arrangement