Form 10-Q
period 1996-12-31
NFO RESEARCH INC
filed 1997-05-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997
                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

                        Commission file number: 0 - 21460

                               NFO RESEARCH, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  06-1327424
     -------------------------------            ---------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)



                     TWO PICKWICK PLAZA, GREENWICH, CT 06830
               --------------------------------------------------
               (Address of principal executive offices, zip code)


                                (203) 629 - 8888
               --------------------------------------------------
              (Registrant's telephone number, including area code)



               --------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


          Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  At May 9, 1997, Registrant had outstanding 12,141,370 shares of Common Stock.

                               NFO RESEARCH, INC.
                                      INDEX

                                                                       PAGE
Part I    FINANCIAL INFORMATION                                       NUMBER

          FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets                        3

            Condensed Consolidated Statements of Income                  4

            Condensed Consolidated Statements of Cash Flows              5

            Condensed Consolidated Statement of
              Stockholders' Equity                                       7

            Notes to Condensed Consolidated Financial Statements         8

          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                9

Part II   OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                     12

          Signature                                                     13

                               NFO RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31  DECEMBER 31
                                                             1997       1996
                                                             ----       ----
                                                         (UNAUDITED)
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                            $   4,252    $   4,086
    RECEIVABLES:
       TRADE                                                21,338       24,728
       UNBILLED                                              4,387        3,963
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                4,425        3,309
                                                         ---------    ---------
       TOTAL CURRENT ASSETS                                 34,402       36,086
PROPERTY AND EQUIPMENT, NET                                 11,401       11,013
CUSTOMER LIST, GOODWILL AND
    OTHER INTANGIBLE ASSETS                                 49,001       49,412
OTHER ASSETS                                                 4,734        4,946
                                                        ----------    ---------
       TOTAL ASSETS                                      $  99,538    $ 101,457
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT                 $     521    $     459
    ACCOUNTS PAYABLE                                         2,058        2,182
    ACCRUED EXPENSES                                         9,059       13,568
    CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED           7,214        9,106
                                                         ---------    ---------
 TOTAL CURRENT LIABILITIES                                  18,852       25,315
LONG-TERM DEBT                                               4,611        4,821
OTHER LONG-TERM LIABILITIES                                  4,851        4,579
                                                        ----------    ---------
       TOTAL LIABILITIES                                    28,314       34,715
                                                        ----------    ---------
STOCKHOLDERS' EQUITY:
    COMMON STOCK, PAR VALUE $.01 PER SHARE;
       60,000 SHARES AUTHORIZED, 10,404 AND
       10,280 ISSUED AND OUTSTANDING
       IN 1997 AND 1996, RESPECTIVELY                          104          103
    ADDITIONAL PAID-IN CAPITAL                              43,072       40,541
    RETAINED EARNINGS                                       28,371       26,421
    ADDITIONAL MINIMUM LIABILITY                              (323)        (323)
                                                        ----------    ---------
       TOTAL STOCKHOLDERS' EQUITY                           71,224       66,742
                                                        ----------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   99,538    $ 101,457
                                                        ==========    =========



        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                            1997        1996
                                                            ----        ----

REVENUES                                                  $ 30,123    $ 24,106

      COST OF REVENUES                                      14,456      10,794
      SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                            11,020       8,809
      DEPRECIATION EXPENSE                                     444         390
      AMORTIZATION EXPENSE                                     742         775
                                                          --------    --------
OPERATING INCOME                                             3,461       3,338
      INTEREST EXPENSE, NET                                     33          43
      EQUITY INTEREST IN NET LOSS
         OF JOINT VENTURES                                      78         130
                                                          --------    --------

INCOME BEFORE INCOME TAXES                                   3,350       3,165

      PROVISION FOR INCOME TAXES                             1,400       1,464
                                                          --------    --------

NET INCOME                                                $  1,950    $  1,701
                                                          ========    ========

PRIMARY WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING(a)                                 10,597      10,603

                                                          ========    ========
PRIMARY EARNINGS PER WEIGHTED AVERAGE
      SHARE(a)                                            $    .18    $    .16
                                                          ========    ========


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

                               NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                THREE MONTHS
                                                                ENDED MARCH 31
                                                               1997       1996
                                                               ----       ----

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                                   $ 1,950    $ 1,701
ADJUSTMENTS TO RECONCILE TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
        DEPRECIATION                                             444        390
    AMORTIZATION                                                 742        775
        EQUITY INTEREST IN NET LOSS OF JOINT VENTURES             78        130
        SUBTOTAL                                               3,214      2,996
                                                             -------    -------

CHANGE IN ASSETS AND LIABILITIES THAT
  PROVIDED (USED) CASH:
    TRADE RECEIVABLES                                          3,390      3,528
    UNBILLED RECEIVABLES                                        (424)    (1,095)
    PREPAID EXPENSES AND OTHER
        CURRENT ASSETS                                        (1,116)      (268)
    OTHER ASSETS                                                 316        (14)
    ACCOUNTS PAYABLE, ACCRUED AND
        OTHER LIABILITIES                                       (760)         7
    CUSTOMER BILLINGS IN EXCESS OF REVENUES
        EARNED                                                (1,892)      (920)
                                                             -------    -------
    NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                             2,728      4,234
                                                             -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                          (832)      (411)
  ACQUISITIONS (NET OF CASH ACQUIRED)                         (1,080)    (5,695)
  INVESTMENTS IN JOINT VENTURES                                 (182)      (894)
  PURCHASE OF LICENSE AGREEMENT AND OTHER                       (331)       (37)
                                                             -------    -------
    NET CASH USED IN INVESTING ACTIVITIES                     (2,425)    (7,037)
                                                             -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM ISSUANCE OF STOCK                             11        226
  PAYMENTS ON LONG-TERM DEBT                                  (4,148)    (3,192)
  COSTS ASSOCIATED WITH NEW CREDIT FACILITY
  BORROWINGS ON LINE OF CREDIT                                 4,000      5,000
                                                             -------    -------
    NET CASH (USED IN) PROVIDED BY  FINANCING
        ACTIVITIES                                              (137)     2,034
                                                             -------    -------

CHANGE IN CASH                                                   166       (769)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          4,086      5,677
                                                             -------    -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $ 4,252    $ 4,908
                                                             =======    =======

                               NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                THREE MONTHS
                                                                ENDED MARCH 31
                                                               1997       1996
                                                               ----       ----
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   INTEREST                                                    $ 78       $ 96
   INCOME TAXES                                                $560       $338





























        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                                 ADDITIONAL           ADDITIONAL
                                          COMMON   PAID-IN   RETAINED  MINIMUM
                                 SHARES    STOCK   CAPITAL   EARNINGS  LIABILITY
                                 ------   ------ ----------  -------- ----------

BALANCE AT
   JANUARY 1, 1997               10,280   $   103  $ 40,541  $ 26,421   $  (323)

COMMON STOCK ISSUED
   IN CONJUNCTION WITH
   ACQUISITIONS                     123         1     2,520

OTHER STOCK ISSUANCES                 1         0        11

NET INCOME                                                      1,950
                                -------   -------  --------  --------   -------


BALANCE AT
   MARCH 31, 1997                10,404   $   104  $ 43,072  $ 28,371   $  (323)
                                =======   =======  ========  ========   =======
























         The accompanying notes are an integral part of this statement.

                               NFO RESEARCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Audited Financial Statements for the fiscal year ended December 31, 1996, included in the Company's Form 10- K filed with the SEC on March 31, 1997, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Note 2. Acquisition Subsequent to Period End:

On April 1, 1997 the Company issued 1,726,480 shares of NFO common stock in conjunction with the plan of merger to acquire 100% of the stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. The purchase will be accounted for as a pooling of interests and, accordingly, historical financial data in future reports will be restated to include Prognostics. The Company plans to issue a report on Form 8-K.

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



                                     THREE MONTHS ENDED MARCH 31
                                  PERCENTAGE OF           PERCENTAGE
                                    REVENUES              CHANGE FROM
                                    --------              PRIOR YEAR
                                  1997          1996      ----------

REVENUES                          100.0%        100.0%        25.0%
  COST OF REVENUES                 48.0          44.8         33.9
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES        36.6          36.6         25.1
  DEPRECIATION EXPENSE              1.5           1.6         13.8
  AMORTIZATION EXPENSE              2.4           3.2         (4.3)
                                  -----         -----

OPERATING INCOME                   11.5          13.8          3.7
  INTEREST EXPENSE, NET             0.1           0.2        (23.3)
  EQUITY INTEREST IN NET LOSS
    OF JOINT VENTURES               0.3           0.5        (40.0)
                                  -----         -----

INCOME BEFORE INCOME TAXES         11.1          13.1          5.8
  PROVISION FOR INCOME TAXES        4.6           6.0         (4.4)
                                  -----         -----

NET INCOME                          6.5%          7.1%        14.6%
                                  =====         =====

                               NFO RESEARCH, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended March 31, 1997 increased 25% to $30.1 million from $24.1 million for the same period last year. The SPECTREM Group, acquired in August 1996 and which specializes in financial services research and consulting, contributed $1.4 million to this quarter's revenue increase. Excluding the SPECTREM Group's increase, revenues were up 19% over the same period last year, led by strong showings in NFO's pharmaceutical/ healthmed, financial services and telecommunications business units.

Cost of revenues increased 34% to $14.5 million from $10.8 million a year ago primarily due to the first time inclusion of the SPECTREM Group ($.8 million), overall increased business volume ($2.2 million), cost relating to the Company's interactive initiatives ($.2 million) and a shift in product mix.

Selling, general and administrative expenses increased 25% to $11.0 million from $8.8 million last year. The principal contributing factors were the inclusion of the SPECTREM Group ($.6 million), increased costs due to increased business activity, especially in the Company's pharmaceutical/ healthmed business units ($.8 million), expenses relating to the Company's interactive initiatives ($.2 million), and inflationary increases.

Net operating losses associated with NFO's European joint venture activities equaled $.1 million for the quarter, slightly below the year ago level.

The Company's effective tax rate for the quarter ended March 31, 1997 was 41.8% compared to 46.3% for the same period last year. The decrease is primarily the result of lower state and local income taxes attributed to several tax savings strategies implemented in late 1996.

Net income for the first quarter of 1997 increased 15% to $2.0 million from $1.7 million last year. Primary earnings per share increased 13% to $.18 from $.16 .

LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of March 31, 1997 was $15.6 million compared to $10.8 million at December 31, 1996. The increase in working capital resulted primarily from the results of operations for the quarter ended March 31, 1997, and payment in cash and stock of previously accrued acquisition related liabilities. Offsetting these gains were: capital expenditures ($.8 million) and investments in European Joint Ventures ($.2 million). related to acquisitions settled in common stock of the Company ($2.5 million). Offsetting these gains were: capital expenditures ($.8 million) and investments in European Joint Ventures ($.2 million).

As of March 31, 1997 the Company had $4.0 million outstanding on its $45.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended March 31, 1997 were $.8 million. Capital expenditures for 1997 are anticipated to be approximately $9 million including approximately $5 million due to a planned expansion of the Company's operations capacity.

The Company anticipates that existing cash, together with internally generated funds and its credit availabilities will provide the Company with the resources that are needed to satisfy potential acquisitions, capital expenditures and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long term capital needs.

FORWARD LOOKING STATEMENTS

Statements in this Form 10-Q relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements are based on the Company's current forecasts and actual results may differ materially. To understand the risks which may affect the Company's future performance, please refer to Part 1 of NFO's 1996 Annual Report on Form 10-K.

FUTURE REQUIRED ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. The Company is required to adopt the new standard for periods ending after December 15, 1997. The Company believes that the adoption of this standard will result in higher earnings per share when comparing the current, primary and fully diluted earnings per share calculations to the calculations of basic and diluted earnings per share required by SFAS No. 128.

PART II     OTHER INFORMATION


ITEM 6          Exhibits and Reports on Form 8-K.
                ---------------------------------

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



                                          NFO RESEARCH, INC.
                                          ------------------
                                             (Registrant)



Dated: May 15, 1996                        /s/ Patrick G. Healy
                                          ---------------------
                                             Patrick G. Healy,
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Authorized Officer of
                                          Registrant and
                                          Principal Financial Officer)

                               NFO RESEARCH, INC.
                                INDEX TO EXHIBITS


                                                                SEQUENTIAL
                                                                    PAGE
                                                                   NUMBER

EXHIBITS


 11       Computations of Net Income per Common Share
 27       Financial Data Schedule

                               NFO RESEARCH, INC.
                                   EXHIBIT 11
                   COMPUTATIONS OF NET INCOME PER COMMON SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                     THREE MONTHS ENDED MARCH 31
                                     ---------------------------
                                          1997        1996
                                          ----        ----

PRIMARY:

WEIGHTED AVERAGE SHARES OUTSTANDING       10,297       10,098
DILUTIVE STOCK OPTIONS                       280          449

OTHER COMMON SHARE EQUIVALENTS                20           56
                                         -------      -------
                                          10,597       10,603
                                         =======      =======

NET INCOME                               $ 1,950      $ 1,701
                                         =======      =======

PRIMARY EARNINGS PER SHARE                  $.18         $.16
                                         =======      =======






The earnings per share and share data reflect the three-for-two stock split effected on February 5, 1996. Fully diluted earnings per common share has not been presented on the basis that the difference between fully diluted and primary earnings per share is less than $0.01 per share.