Form 10-Q
period 1997-06-30
NFO RESEARCH INC
filed 1997-08-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to____________________

                        Commission file number: 0 - 21460

                               NFO RESEARCH, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              06-1327424
      -------------------------------              ------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

                    TWO PICKWICK PLAZA, GREENWICH, CT   06830
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

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                  At August 1, 1997, Registrant had outstanding
                       13,667,895 shares of Common Stock.

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

                               NFO RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           JUNE 30   DECEMBER 31
                                                            1997         1996
                                                            ----         ----

ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                               $   1,409    $   4,980
 RECEIVABLES:
  TRADE                                                     31,366       28,742
  UNBILLED                                                   7,425        3,963
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                   4,660        3,412
                                                         ---------    ---------
  TOTAL CURRENT ASSETS                                      44,860       41,097
PROPERTY AND EQUIPMENT, NET                                 12,644       11,122
CUSTOMER LIST, GOODWILL AND
 OTHER INTANGIBLE ASSETS                                    52,515       49,412
OTHER ASSETS                                                 4,100        4,502
                                                         ---------    ---------
    TOTAL ASSETS                                         $ 114,119    $ 106,133
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT                   $     320    $     459
  ACCOUNTS PAYABLE                                           2,563        2,332
  ACCRUED EXPENSES                                           7,644       14,111
  CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED            12,751       11,346
                                                         ---------    ---------
    TOTAL CURRENT LIABILITIES                               23,278       28,248
  LONG-TERM DEBT                                             9,614        4,821
  OTHER LONG-TERM LIABILITIES                                5,146        4,579
                                                         ---------    ---------
    TOTAL LIABILITIES                                       38,038       37,648
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.01 PER SHARE;
    60,000 SHARES AUTHORIZED, 12,175 AND
    12,006 ISSUED AND OUTSTANDING
    IN 1997 AND 1996, RESPECTIVELY                             122          120
  ADDITIONAL PAID-IN CAPITAL                                43,505       40,525
  RETAINED EARNINGS                                         32,777       28,163
  ADDITIONAL MINIMUM LIABILITY                                (323)        (323)
                                                         ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                              76,081       68,485
                                                         ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 114,119    $ 106,133
                                                         =========    =========

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                           -------------        -------------
                                         1997       1996       1997       1996
                                        -------    -------    -------    -------

REVENUES                                $35,923    $27,827    $67,892    $53,426
 COST OF REVENUES                        16,440     11,974     31,666     23,572
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                13,414      9,837     25,241     19,352
 DEPRECIATION EXPENSE                       505        415        972        826
 AMORTIZATION EXPENSE                       714        775      1,476      1,550
                                        -------    -------    -------    -------

OPERATING INCOME                          4,850      4,826      8,537      8,126
 INTEREST EXPENSE, NET                       74         43         90         76
 EQUITY INTEREST IN NET LOSS
  OF JOINT VENTURES AND OTHER               102        136        180        258
                                        -------    -------    -------    -------

INCOME BEFORE INCOME TAXES                4,674      4,647      8,267      7,792

  PROVISION FOR INCOME TAXES              2,140      2,131      3,653      3,587
                                        -------    -------    -------    -------

NET INCOME                              $ 2,534    $ 2,516    $ 4,614    $ 4,205
                                        =======    =======    =======    =======

EARNINGS PER WEIGHTED AVERAGE
 SHARE OUTSTANDING(a):
  PRIMARY                               $   .20    $   .20    $   .37    $   .34
                                        =======    =======    =======    =======
  FULLY DILUTED                         $   .20    $   .20    $   .36    $   .33
                                        =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING(a):
  PRIMARY                                12,407     12,439     12,357     12,364
                                        =======    =======    =======    =======
  FULLY DILUTED                          12,535     12,515     12,475     12,475
                                        =======    =======    =======    =======

(a) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on February 5, 1996.

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                THREE MONTHS         SIX MONTHS
                                                ENDED JUNE 30       ENDED JUNE 30
                                              -----------------   -----------------
                                                1997      1996      1997      1996
                                              -------   -------   -------   -------
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                    $ 2,534   $ 2,516   $ 4,614   $ 4,205
ADJUSTMENTS TO RECONCILE TO NET CASH
 (USED IN)/PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION EXPENSE                            505       415       972       826
  AMORTIZATION EXPENSE                            714       775     1,476     1,550
  EQUITY INTEREST IN NET LOSS FROM
   JOINT VENTURES                                 102       140       180       270
                                              -------   -------   -------   -------
    SUBTOTAL                                    3,855     3,846     7,242     6,851

CHANGE IN ASSETS AND LIABILITIES THAT
 PROVIDED (USED) CASH:
   TRADE RECEIVABLES                           (5,145)   (4,737)   (2,454)   (2,338)
   UNBILLED RECEIVABLES                        (3,038)    1,153    (3,462)       58
   PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                               (145)      271    (1,240)        9
   OTHER ASSETS                                   175       170       472       156
   ACCOUNTS PAYABLE, ACCRUED AND
    OTHER LIABILITIES                          (1,643)      633    (2,263)      505
   CUSTOMER BILLINGS IN EXCESS OF
    REVENUES EARNED                             1,832    (1,445)    1,309      (677)
                                              -------   -------   -------   -------
   NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                       (4,109)     (109)     (396)    4,564
                                              -------   -------   -------   -------

CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES                          (1,558)   (1,290)   (2,442)   (1,743)
 ACQUISITIONS (NET OF CASH ACQUIRED)           (3,892)     (523)   (4,972)   (6,218)
 INVESTMENTS IN JOINT VENTURES                    (69)      (39)     (251)     (933)
 PURCHASE OF LICENSE AGREEMENT AND
    OTHER INTANGIBLES                            (138)       (3)     (469)      (40)
                                              -------   -------   -------   -------
   NET CASH USED IN INVESTING ACTIVITIES       (5,657)   (1,855)   (8,134)   (8,934)
                                              -------   -------   -------   -------

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)
                                   (Continued)

                                            THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30       ENDED JUNE 30
                                          -----------------   -----------------
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------

CASH FLOW FROM FINANCING ACTIVITIES:
 NET PROCEEDS FROM ISSUANCE OF STOCK          294       346             303 572
 PAYMENTS ON LONG-TERM DEBT                  (198)     (451)   (4,344)   (3,643)
 BORROWINGS ON LINE OF CREDIT               5,000        --     9,000     5,000
                                          -------   -------   -------   -------
  NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                     5,096      (105)    4,959     1,929
                                          -------   -------   -------   -------

CHANGE IN CASH                             (4,670)   (2,069)   (3,571)   (2,441)
 CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                       6,079     5,993     4,980     6,365
                                          -------   -------   -------   -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $ 1,409   $ 3,924   $ 1,409   $ 3,924
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                              THREE MONTHS         SIX MONTHS
                                              ENDED JUNE 30       ENDED JUNE 30
                                            ----------------    ----------------
                                             1997      1996      1997      1996
                                            ------    ------    ------    ------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                  $  126    $   64    $  204    $  160
  INCOME TAXES                              $2,435    $2,688    $2,995    $3,075

        The accompanying notes are an integral part of these statements.

                               NFO RESEARCH, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)

                                                 ADDITIONAL         ADDITIONAL
                                          COMMON  PAID-IN  RETAINED   MINIMUM
                                 SHARES   STOCK   CAPITAL  EARNINGS  LIABILITY
                                 ------   -----   -------  --------  ---------

BALANCE AT JANUARY 1, 1997,
  AS PREVIOUSLY REPORTED         10,280  $  103  $ 40,541   $26,421  $(323)

ACQUISITION OF PROGNOSTICS,
  ACCOUNTED FOR AS A POOLING
  OF INTERESTS                    1,726      17       (16)    1,742
                                 ------  ------  --------   -------  -----

BALANCE AT
  JANUARY 1, 1997, AS RESTATED   12,006  $  120  $ 40,525   $28,163  $(323)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISITION EARNOUTS              132       1     2,678

EXERCISE OF STOCK OPTIONS            37       1       302

NET INCOME                                                    4,614
                                 ------  ------  --------   -------  -----

BALANCE AT JUNE 30, 1997         12,175  $  122  $ 43,505   $32,777  $(323)
                                 ======  ======  ========   =======  =====

         The accompanying notes are an integral part of this statement.

                               NFO RESEARCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of the Company, including its subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and June 30, 1996, respectively.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Audited Financial Statements for the fiscal year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC on March 31, 1997, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Note 2. Acquisitions:

On April 1, 1997 the Company issued 1,726,480 shares of NFO common stock in conjunction with the plan of merger to acquire 100% of the stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. The acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include Prognostics.

Separate results of operations for the periods prior to the merger with Prognostics are as follows:

                                                 (UNAUDITED), IN THOUSANDS
                                         ---------------------------------------
                                           FIRST         SECOND        FIRST SIX
                                          QUARTER        QUARTER         MONTHS
                                            1997           1996           1996
     ---------------------------------------------------------------------------

     REVENUES
       NFO                                 $30,123        $25,644        $49,750
       PROGNOSTICS                           1,846          2,183          3,676
     ---------------------------------------------------------------------------

     COMBINED                              $31,969        $27,827        $53,426
                                           =======        =======        =======

     NET INCOME
       NFO                                 $ 1,950        $ 2,240        $ 3,941
       PROGNOSTICS                             130            276            264
     ---------------------------------------------------------------------------

     COMBINED                              $ 2,080        $ 2,516        $ 4,205
                                           =======        =======        =======
     ---------------------------------------------------------------------------

On May 29, 1997 the Company acquired Access Research, Inc. ("Access"). Access is a research based financial services consulting firm specializing in the retirement market. Access is a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The entire purchase price of approximately $4.0 million was paid in cash at closing. The Access acquisition has been accounted for as a purchase and the accompanying financial statements include the results of operations from the effective date of the acquisition. The purchase price allocations are based on preliminary estimates of Fair Market Value and are subject to revision. The results of operations for Access are included in the Financial Statements for one month of the second quarter of 1997 and the pro forma effects are not material to the consolidated results of operations for the Company in 1997 and 1996.

Note 3. Acquisition Subsequent to Period End:

On July 11, 1997 the Company issued approximately 1.36 million shares of NFO common stock in conjunction with the plan of merger to acquire 100% of the outstanding stock of The MBL Group Plc, a leading international market research firm. NFO has also entered into agreements with minority shareholder employees of the various MBL Group operating companies whereby the Company has agreed to repurchase a portion of the minority shares during 1997 and the remainder in three years utilizing a combination of cash and NFO common stock. The total purchase price for 100% of the outstanding stock of all the MBL Group companies is estimated to be $55 million (U.S. dollars). The purchase of The MBL Group Plc will be accounted for as a pooling of interests and, accordingly, historical financial data in future reports will be restated to include the combined results of the Company and MBL. The acquisitions of the MBL Group operating companies' minority shares will be accounted for as purchases. The Company filed an initial report on Form 8-K on July 25, 1997 related to the acquisition of MBL. An amended Form 8-K containing the appropriate restated historical financial statements and pro forma financial information will be filed within sixty days of the initial filing date.

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

                                  THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                  --------------------------  ---------------------------
                                  PERCENTAGE OF               PERCENTAGE OF
                                    REVENUES      PERCENTAGE    REVENUES      PERCENTAGE
                                  -------------  CHANGE FROM  -------------   CHANGE FROM
                                  1997    1996    PRIOR YEAR  1997    1996    PRIOR YEAR
                                  ----    ----    ----------  ----    ----    ----------
REVENUES                          100.0%  100.0%     29.1%    100.0%  100.0%     27.1%
  COST OF REVENUES                 45.8    43.0      37.3      46.6    44.1      34.3
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES         37.3    35.4      36.4      37.2    36.2      30.4
  DEPRECIATION EXPENSE              1.4     1.5      21.7       1.4     1.6      17.7
  AMORTIZATION EXPENSE              2.0     2.8      (7.9)      2.2     2.9      (4.8)
                                  -----   -----     -----     -----   -----     -----

OPERATING INCOME                   13.5    17.3       0.5      12.6    15.2       5.1
  INTEREST EXPENSE, NET             0.2     0.1      72.1       0.1     0.1      18.4
  EQUITY INTEREST IN NET LOSS
   OF JOINT VENTURES AND OTHER      0.3     0.5     (25.0)      0.3     0.5     (30.2)
                                  -----   -----     -----     -----   -----     -----

INCOME BEFORE INCOME TAXES         13.0    16.7       0.6      12.2    14.6       6.1
  PROVISION FOR INCOME TAXES        5.9     7.7       0.4       5.4     6.7       1.8
                                  -----   -----     -----     -----   -----     -----
NET INCOME                          7.1%    9.0%      0.7%      6.8%    7.9%      9.7%
                                  =====   =====     =====     =====   =====     =====

                               NFO RESEARCH, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Effective April 1, 1997, the Company acquired Prognostics in a transaction which was accounted for as a pooling of interests. Accordingly, all historical financial information has been restated to include the combined financial results of NFO and Prognostics.

The Company's revenues for the three months ended June 30, 1997 increased 29% to $35.9 million from $27.8 million for the same period last year. Revenues in the second quarter increased $8.1 million over the same period last year, led by strong performance in the Company's financial services, healthcare and packaged goods and foods business units where revenues grew by over 20% in each sector. For the six months ended June 30, 1997, revenues increased 27% to $67.9 million from $53.4 million in the same period last year, with these same sectors as well as the Company's hi-tech/telecommunications business unit all growing at double digit rates for the six month period. The SPECTREM Group, acquired in August 1996, and Access Research, acquired in May 1997, contributed $1.6 million to the quarter's increase in revenues, and $3.0 million to the six month increase.

Cost of revenues increased 37% in the second quarter to $16.4 million from $12.0 million a year ago. This increase is primarily due to overall increased business volume, the first time inclusion of Spectrem and Access Research ($.8 million), the Company's interactive initiatives and a slight shift in product mix. For the six months ended June 30, 1997 cost of revenues increased 34% to $31.7 million from $23.6 million last year, primarily due to overall increased business volume, the late 1996 and 1997 acquisitions ($1.5 million) and the Company's interactive initiatives.

Selling, general and administrative expenses increased 36% in the second quarter to $13.4 million from $9.8 million in the same period last year. The major factors for the increase were: transaction costs associated with the acquisition of Prognostics ($.4 million), the inclusion of Spectrem and Access Research ($.7 million), increased costs due to increased business activity, especially in the Company's pharmaceutical/ healthmed business units ($.8 million), the expenses relating to the Company's interactive initiatives ($.4 million) and inflationary increases. For the six month period ended June 30, 1997 selling, general and administrative expenses increased 30% to $25.2 million from $19.4 million last year. The primary reasons for the increase were the inclusion of the new acquisitions ($1.3 million), transaction costs associated with the acquisition of Prognostics ($.4 million), increased staffing caused by increased business activity, the development of on-line interactive research activities, and inflationary increases.

As a result of the items above operating income for the quarter ended June 30, 1997 increased .5% to $4.9 million from $4.8 million, and for the first six months of 1997 increased 5% to $8.5 million from $8.1 million, compared to the same periods a year ago. Excluding the transaction costs associated with the acquisition of Prognostics, operating income increased 10% and 11% over three and six month periods, respectively, in the previous year.

Net operating losses associated with NFO's European joint venture activities equaled $.1 million for the quarter and $.2 million for the six month period, $.1 million below the year ago level.

The Company's effective tax rate for the quarter ended June 30, 1997 was 45.8% compared to 45.9% for the same period last year. For the six month period ended June 30, 1997 the effective tax rate was 44.2% compared to 46.0% in the same period last year. The decrease was primarily the result of lower state and local income taxes attributed to several tax savings strategies implemented in late 1996.

Net income for the second quarter of 1997 increased .7% to $2.5 million. Primary earnings per share, including the $.04 per share relating to transaction costs associated with the acquisition of Prognostics, were $.20, equal to the same period last year, but 20% ahead of the prior year when this charge is excluded. Net income for the six months ended June 30, 1997 increased 10% to $4.6 million from $4.2 million a year ago. Net income, excluding the $.4 million charge for the transaction cost of Prognostics, increased 21% over the same six month period a year ago. Primary earnings per share for the six month period, including the $.04 charge for the acquisition, were $.37 compared to $.34 for the same period last year. Excluding the $.04 charge, primary earnings per share were $.41, a 21% increase compared to the first six months of 1996.

LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of June 30, 1997 was $21.6 million compared to $12.9 million at December 31, 1996. The increase in working capital resulted primarily from the results of operations for the six months ended June 30, 1997 and payments in cash (financed by long term debt) and stock of previously accrued acquisition related liabilities. Offsetting these increases were capital expenditures ($2.4 million) and investments in European Joint Ventures ($.3 million).

As of June 30, 1997 the Company had $9.0 million outstanding on its $45.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended June 30, 1997 were $1.6 million compared to $1.3 million for the same period last year. For the six months ended June 30, 1997 capital expenditures were $2.4 million compared to $1.7 million a year ago. Capital expenditures for 1997 are anticipated to be approximately $9 million including approximately $4 million due to planned expansion of the Company's operations capacity.

The Company has reviewed the changes to its systems required to be made to convert to the year 2000 and believes these changes will not have a material effect on the Company's cash requirements in the next several years.

The Company anticipates that existing cash, together with internally generated funds and its credit and stock availabilities will provide the Company with the resources that are needed to satisfy potential acquisitions, capital expenditures and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long term capital needs.

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

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company is required to adopt the new standard for periods beginning after December 15, 1997.

PART II     OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11.   Computations of Net Income per Common Share
                  27.   Financial Data Schedule

            (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K with the Commission on June 11, 1997 to voluntarily report certain financial statements related to the acquisition of Prognostics by the Company effective April 1, 1997. The acquisition of Prognostics was accounted for as a pooling of interests and, accordingly, all historical financial information has been restated to include the combined results of the Company and Prognostics, and included in the Form 8-K dated June 11, 1997.

                               NFO RESEARCH, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NFO RESEARCH, INC.
                                             -----------------------
                                                (Registrant)


Dated: August 14, 1997                       /s/ Patrick G. Healy
                                             -----------------------
                                               Patrick G. Healy,
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Authorized Officer of
                                             Registrant and
                                             Principal Financial Officer)