Form 10-Q
period 1997-09-30
NFO WORLDWIDE INC
filed 1997-11-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number: 0 - 21460

                               NFO WORLDWIDE, INC.
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

               NFO Research, Inc. (name changed October 14, 1997)
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
           At November 3, 1997, Registrant had outstanding 20,556,568 shares of Common Stock.

                               NFO WORLDWIDE, INC.
                                      INDEX

                                                                         PAGE
PART I      FINANCIAL INFORMATION                                       NUMBER

            FINANCIAL STATEMENTS


                Condensed Consolidated Balance Sheets                      3

                Condensed Consolidated Statements of Income                4

                Condensed Consolidated Statements of Cash Flows            5

                Condensed Consolidated Statement of
                       Stockholders' Equity                                8

                Notes to Condensed Consolidated Financial Statements       9

            Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                             11

Part II     OTHER INFORMATION

            Item 6 - Exhibits and Reports on Form 8-K                     15

            Signature                                                     16

                               NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       SEPTEMBER 30      DECEMBER 31
                                                           1997             1996
                                                           ----             ----
ASSETS
CURRENT ASETS:                                                          (UNAUDITED)
 CASH AND CASH EQUIVALENTS                              $   4,753         $   9,579
 RECEIVABLES:
 TRADE                                                     39,820            37,231
 UNBILLED                                                  11,575             3,963
 PREPAID EXPENSES AND OTHER CURRENT ASSET                   7,107             6,487
                                                        ---------         ---------
TOTAL CURRENT ASSETS                                       63,255            57,260
PROPERTY AND EQUIPMENT, NET                                15,381            12,966
CUSTOMER LIST, GOODWILL AND
  OTHER INTANGIBLE ASSETS                                  65,075            50,192
OTHER ASSETS                                                4,719             5,025
                                                        ---------         ---------
  TOTAL ASSETS$                                         $ 148,430         $ 125,443
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT                  $     272         $     459
  ACCOUNTS PAYABLE                                          4,408             5,164
  ACCRUED EXPENSES                                         16,892            18,761
  CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED           11,469            13,226
                                                        ---------         ---------
     TOTAL CURRENT LIABILITIES                             33,041            37,610
  LONG-TERM DEBT                                           20,086             4,841
  OTHER LONG-TERM LIABILITIES                               5,362             4,718
                                                        ---------         ---------
  TOTAL LIABILITIES                                        58,489            47,169
                                                        ---------         ---------

MINORITY INTEREST                                           1,429             3,877
                                                        ---------         ---------


STOCKHOLDERS' EQUITY:
   COMMON STOCK, PAR VALUE $.01 PER SHARE;
     60,000 SHARES AUTHORIZED, 20,500 AND
     20,055 ISSUED AND OUTSTANDING
     IN 1997 AND 1996, RESPECTIVELY                           137               134
ADDITIONAL PAID-IN CAPITAL                                 46,836            40,662
RETAINED EARNINGS                                          41,814            33,540
ADDITIONAL MINIMUM LIABILITY                                 (323)             (323)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        48               384
                                                        ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                              88,512            74,397
                                                        ---------         ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 148,430         $ 125,443
                                                        =========         =========

                 The accompanying notes are an integral part of
                               these statements.

                               NFO WORLDWIDE, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS                         NINE MONTHS
                                                ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                ------------------                 ------------------
                                              1997             1996              1997             1996
                                           ---------        ---------         ---------         ---------
REVENUES                                   $  49,340        $  38,241         $ 138,385         $ 109,427
  COST OF REVENUES                            21,163           16,339            61,311            46,531
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                   20,143           15,157            55,772            43,654
DEPRECIATION EXPENSE                             731              594             2,037             1,701
AMORTIZATION EXPENSE                             876              775             2,348             2,342
                                           ---------        ---------         ---------         ---------


OPERATING INCOME                               6,427            5,376            16,917            15,199
 INTEREST EXPENSE, NET                           274              (37)              346               (10)
 OTHER EXPENSES (INCOME)                          87               (9)               (3)              (21)
 EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES                       86               32               240               287
                                           ---------        ---------         ---------         ---------


INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                     5,980            5,390            16,334            14,943

    PROVISION FOR INCOME TAXES                 2,464            2,339             6,933             6,529
                                           ---------        ---------         ---------         ---------

NET INCOME BEFORE MINORITY INTEREST            3,516            3,051             9,401             8,414

MINORITY INTEREST                                315              183             1,127               827
                                           ---------        ---------         ---------         ---------

NET INCOME                                 $   3,201        $   2,868         $   8,274         $   7,587
                                           =========        =========         =========         =========

EARNINGS PER WEIGHTED AVERAGE
 SHARE OUTSTANDING(a):
 PRIMARY                                   $     .15        $     .14         $     .40         $     .37
 FULLY DILUTED                             $     .15        $     .12         $     .39         $     .30

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING(a):
 PRIMARY                                      20,850           20,774            20,665            20,651
 FULLY DILUTED                                21,102           20,976            20,937            20,865


(a) For comparability, the earnings per share and share data reflect the three-for-two stock splits effected on February 5, 1996 and October 15, 1997.



                 The accompanying notes are an integral part of
                               these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                          THREE MONTHS                   NINE MONTHS
                                                       ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                     1997           1996           1997            1996
                                                   --------       --------       --------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                         $  3,201       $  2,868       $  8,274       $  7,587
ADJUSTMENTS TO RECONCILE TO NET CASH
 (USED IN)/PROVIDED BY OPERATING ACTIVITIES:
    MINORITY INTEREST                                   315            183          1,127            827
    DEPRECIATION EXPENSE                                731            594          2,037          1,701
    AMORTIZATION EXPENSE                                876            775          2,348          2,342
    EQUITY INTEREST IN NET LOSS OF AFFILIATED
      COMPANIES                                          86             32            240            287
    DIVIDENDS PAID TO MINORITY INTEREST                   0              0           (721)          (270)
                                                   --------       --------       --------       --------
      SUBTOTAL                                        5,209          4,452         13,305         12,474

CHANGE IN ASSETS AND LIABILITIES THAT
 PROVIDED (USED) CASH:
      TRADE RECEIVABLES                               1,170          1,460         (1,568)        (2,005)
      UNBILLED RECEIVABLES                           (4,150)          (493)        (7,612)          (435)
      PREPAID EXPENSES AND OTHER
        CURRENT ASSETS                                  605           (198)          (406)            57
    OTHER ASSETS                                       (119)          (505)           105           (349)
    ACCOUNTS PAYABLE, ACCRUED AND
        OTHER LIABILITIES                               (29)           188         (2,762)         1,941
    CUSTOMER BILLINGS IN EXCESS OF
        REVENUE EARNED                               (2,779)        (4,292)        (1,853)        (5,272)
                                                   --------       --------       --------       --------
    NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                            (93)           612           (791)         6,411
                                                   --------       --------       --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES                             (1,346)          (581)        (4,298)        (2,715)
    ACQUISITIONS (NET OF CASH ACQUIRED)              (9,358)        (1,040)       (14,330)        (7,258)
    INVESTMENTS IN AFFILIATED COMPANIES                 (50)           (66)          (301)          (999)
    PURCHASE OF LICENSE AGREEMENT AND
         OTHER INTANGIBLES                                0              5           (469)           (35)
                                                   --------       --------       --------       --------
      NET CASH USED IN INVESTING ACTIVITIES         (10,754)        (1,682)       (19,398)       (11,007)
                                                   --------       --------       --------       --------


        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)
                                   (Continued)


                                                  THREE MONTHS                    NINE MONTHS
                                                ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                               1997           1996           1997           1996
                                             --------       --------       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
 PAYMENTS ON LONG-TERM DEBT                       (76)        (2,542)        (4,440)        (6,723)
 NET PROCEEDS FROM ISSUANCE OF STOCK              224            130            527            702
 BORROWINGS ON LINE OF CREDIT                  10,500          4,000         19,500          9,000
                                             --------       --------       --------       --------
    NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES                  10,648          1,588         15,587          2,979
                                             --------       --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH           (62)            57           (224)            73

CHANGE IN CASH                                   (261)           575         (4,826)        (1,544)
 CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            5,014          8,411          9,579         10,530
                                             --------       --------       --------       --------


CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $  4,753       $  8,986       $  4,753       $  8,986
                                             ========       ========       ========       ========



        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)
                                   (continued)

                                               THREE MONTHS                    NINE MONTHS
                                            ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                            ------------------               ------------------
                                           1997            1996            1997            1996
                                           ----            ----            ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
INTEREST                                  $  112          $  152          $  316          $  312
INCOME TAXES                              $2,549          $1,898          $5,667          $5,204






                   The accompanying notes are an integral part
                              of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                                                                                      FOREIGN
                                                             ADDITIONAL                ADDITIONAL     CURRENCY
                                                 COMMON       PAID-IN      RETAINED     MINIMUM     TRANSLATION
                                    SHARES        STOCK       CAPITAL      EARNINGS    LIABILITY     ADJUSTMENT
                                   -------       -------      -------      -------      -------       -------
BALANCE AT JANUARY 1, 1997,
 AS PREVIOUSLY REPORTED             18,009       $   120      $40,525      $28,163      $  (323)      $  --

ACQUISITION OF MBL, ACCOUNTED
 FOR AS A POOLING OF
 INTERESTS                           2,046            14          137        5,377                        384
                                   -------       -------      -------      -------      -------       -------
BALANCE AT JANUARY 1, 1997
   AS RESTATED                      20,055       $    34      $40,662      $33,540      $  (323)      $   384

COMMON STOCK ISSUED IN
 CONJUNCTION WITH
 ACQUISITION EARNOUTS                  198             1        2,678

COMMON STOCK ISSUED IN
 CONJUNCTION WITH
 ACQUISITIONS                          126             1        2,972

OTHER STOCK ISSUANCES                  121             1          524

TRANSLATION ADJUSTMENTS                                                                                  (336)

NET INCOME                                                                   8,274
                                   -------       -------      -------      -------      -------       -------

BALANCE AT SEPTEMBER 30, 1997       20,500       $   137      $46,836      $41,814      $  (323)      $    48
                                   =======       =======      =======      =======      =======       =======






         The accompanying notes are an integral part of this statement.
                                       -8-

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of the Company (NFO Worldwide, Inc. that changed its name from NFO Research, Inc. effective October 14, 1997), including its subsidiaries. All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, respectively.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Supplemental Financial Statements for the fiscal year ended December 31, 1996, included in the Company's Form 8-K filed with the SEC on October 22, 1997, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Note 2. Acquisitions:

On April 1, 1997 the Company issued approximately 2,590,000 shares (adjusted for the 3 for 2 stock split effective October 15, 1997) of NFO common stock to acquire 100% of the stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. The acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to reflect the combined results of NFO and Prognostics for all periods presented.

On May 29, 1997 the Company acquired Access Research, Inc. ("Access"). Access is a research based financial services consulting firm specializing in the retirement market. Access is a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The entire purchase price of approximately $4.0 million was paid in cash at closing. The Access acquisition has been accounted for as a purchase and the accompanying financial statements include the results of operations from the effective date of the acquisition. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision. The pro forma effects of this acquisition are not material to the consolidated results of operations for the Company in 1997 and 1996.

On July 11, 1997 the Company issued approximately 2,046,000 shares (adjusted for the 3 for 2 stock split effective October 15, 1997) of NFO common stock to acquire 100% of the outstanding stock of The MBL Group, Plc, a leading international market research firm. The acquisition of the MBL Group Plc has been accounted for as a pooling of interests. The condensed consolidated financial statements give retroactive effect to the merger and all financial statements are presented as if NFO (including Prognostics) and The MBL Group Plc had been consolidated for all periods presented.

NFO has also entered into agreements with minority shareholders of the various MBL Group operating companies whereby the Company has agreed to repurchase a portion of the minority shares during 1997 and the remainder in three years utilizing a combination of cash and NFO common stock. The acquisitions of the MBL Group operating companies' minority shares will be accounted for as purchases. During the third quarter of 1997, NFO issued 125,559 shares of common stock and paid $10.2 million in cash under these agreements. This resulted in $10.4 million of goodwill, based on preliminary estimates of fair market value and are subject to revision.

Included in the above purchases the Company's ownership interest in MBL's Middle Eastern operations is now in excess of 50% and accordingly has been consolidated for the first time in the quarter. Previously these results were reported under the equity method of accounting. The pro forma effects of these purchases are not material to the consolidated results of operations for the Company in 1997 and 1996.


Separate results of operations for the periods prior to the merger with MBL and Prognostics are as follows:


                                                                 (UNAUDITED), IN THOUSANDS
                                                                 -------------------------

                                                    THIRD            FIRST NINE          FIRST SIX
                                                   QUARTER             MONTHS              MONTHS
                                                     1996               1996                1997
                                                  -----------        ---------           ----------

     REVENUES
          NFO                                     $   26,838         $  76,588           $   66,046
          MBL                                          9,018            26,778               21,153
          PROGNOSTICS                                  2,385             6,061                1,846 *
                                                  ----------         ---------           ----------

     COMBINED                                     $   38,241         $ 109,427           $   89,045
                                                  ==========         =========           ==========

     NET INCOME
          NFO                                     $    2,519         $   6,418           $    4,484
          MBL                                            141               697                  459
          PROGNOSTICS                                    208               472                  130 *
                                                  ----------         ---------           ----------

     COMBINED                                     $    2,868         $   7,587           $    5,073
                                                  ===========        =========           ==========

* Only includes first three months of 1997.

Note 3.  Stock Splits:

On September 17, 1997 the Company's Board of Directors authorized a 3 for 2 stock split of the Company's common stock effected on October 15, 1997, for stockholders of record on September 30, 1997. As a result, approximately 6,850,000 additional shares of NFO common stock were issued. All per share and share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the above stock split.

                               NFO WORLDWIDE, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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


                                           THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                        -------------------------------------     -------------------------------------
                                           PERCENTAGE OF                               PERCENTAGE OF
                                              REVENUES             PERCENTAGE            REVENUES            PERCENTAGE
                                        ---------------------     CHANGE FROM     ---------------------     CHANGE FROM
                                        1997            1996       PRIOR YEAR        1997          1996      PRIOR YEAR
                                        ----            ----      -------------      ----          ----     -----------
REVENUES                                100.0%         100.0%         29.0%        100.0%        100.0%        26.5%
  COST OF REVENUES                       42.9           42.7          29.5          44.3          42.5         31.8
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES              40.8           39.6          32.9          40.3          39.9         27.8
  DEPRECIATION EXPENSE                    1.5            1.6          23.1           1.5           1.6         19.8
  AMORTIZATION EXPENSE                    1.8            2.0          13.0           1.7           2.1          0.3
                                        ------         ------        ------        ------        ------       ------
OPERATING INCOME                         13.0           14.1          19.5          12.2          13.9         11.3
  INTEREST EXPENSE, NET                   0.6           (0.1)          NM            0.3           0.0          NM
  OTHER EXPENSES (INCOME)                 0.1            0.0           NM            0.0           0.0          NM
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES               0.2            0.1           NM            0.1           0.2        (16.4)
                                        ------         ------        ------        ------        ------       ------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                      12.1           14.1          10.9          11.8          13.7          9.3
  PROVISION FOR INCOME TAXES              5.0            6.1           5.3           5.0           6.0          6.2
                                        ------         ------        ------        ------        ------       ------
  NET INCOME BEFORE MINORITY
    INTEREST                              7.1            8.0          15.2           6.8           7.7         11.7
MINORITY INTEREST                          .6             .5          72.1            .8            .8         36.3
                                        ------         ------        ------        ------        ------       ------
  NET INCOME                              6.5%           7.5%         11.6%          6.0%          6.9%         9.1%
                                        ======         ======        ======        ======        ======       ======

                               NFO WORLDWIDE, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Effective April 1, 1997, the Company acquired Prognostics and on July 11, 1997, the Company acquired MBL. Both transactions were accounted for as pooling of interests. Accordingly, all of the accompanying financial information has been restated to include the combined financial results of NFO, Prognostics and MBL for all periods presented.

The Company's revenues for the three months ended September 30, 1997 increased 29% to $49.3 million from $38.2 million for the same period last year. Revenues in the third quarter increased $11.1 million over the same period last year, led by strong performances in the Company's domestic financial services, healthcare and packaged goods and foods business units where revenues grew by double digit rates in each sector. Additionally, the Company's comparable international businesses grew by 27% compared to the same period last year. For the nine months ended September 30, 1997, revenues increased by over 26% to $138.4 million from $109.4 million in the same period last year, with these same sectors as well as the Company's hi-tech/telecommunications business units all growing at double digit rates for the nine month period. Spectrem, acquired in August 1996, and Access Research, acquired in May 1997, as well as the first time consolidation of the Company's Middle Eastern operations in the third quarter of 1997, contributed $3.6 million to the quarter's increase in revenues, and $6.5 million to the nine month increase.

Cost of revenues increased 30% in the third quarter to $21.2 million from $16.3 million a year ago. This increase is primarily due to overall increased business volume, the impact of Spectrem and Access Research ($.8 million), the Company's interactive initiatives ($.2 million), and inflationary increases. For the nine months ended September 30, 1997 cost of revenues increased 32% to $61.3 million from $46.5 million last year. The primary reasons for this increase were: overall increased business volume, the acquisitions of Spectrem and Access ($2.3 million), as well as the first time consolidation of the Company's Middle Eastern operations ($1.4 million), the Company's interactive initiatives ($.6 million) and a slight shift in product mix.

Selling, general and administrative expenses increased 33% in the third quarter to $20.1 million from $15.2 million in the same period last year. The major factors for the increase were: transaction costs associated with the acquisition of MBL ($.8 million), the inclusion of Spectrem, Access Research, and the Company's Middle Eastern operations ($.7 million), increased costs due to increased business activity, especially in the Company's Pharmaceutical/HealthMed and Financial Services business units ($1.1 million), expenses relating to the Company's interactive initiatives ($.4 million) and inflationary increases. For the nine month period ended September 30, 1997 selling, general and administrative expenses increased 28% to $55.8 million from $43.7 million last year. The primary reasons for the increase were: the inclusion of the new acquisitions as well as the consolidation of the Company's Middle Eastern operations ($1.9 million), transaction costs associated with the acquisitions of Prognostics ($.4 million) and MBL ($.8 million), increased staffing caused by increased business activity, especially in the Company's Pharmaceutical/HealthMed and Financial Services business units ($2.6 million), costs associated with the Company's new office in China ($.2 million), the development of on-line interactive research activities ($.9 million), and inflationary increases.

As a result of the items above, operating income for the quarter ended September 30, 1997 increased 20% to $6.4 million from $5.4 million, and for the first nine months of 1997 increased 11% to $16.9 million from $15.2 million, compared to the same periods a year ago. Excluding the pooling transaction costs, operating income increased 35% and 20% for the three and nine month periods ended September 30, 1997, respectively, compared to the prior year.

Net operating losses associated with NFO's European joint venture activities equaled $.1 million for the quarter and $.3 million for the nine month period, $.1 million below the year ago level.

The Company's effective tax rate for the quarter ended September 30, 1997 was 41.2% compared to 43.4% for the same period last year. The decrease in the quarter's effective tax rate was primarily the result of several state and local tax saving strategies implemented in late 1996, as well as increased earnings compared to the same period last year in countries with lower tax rates. The non-deductibility of the pooling transaction costs related to the MBL acquisition partially offset these reductions for the quarter. For the nine month period ended September 30, 1997 the effective tax rate was 42.4% compared to 43.7% in the same period last year. The decrease was primarily the result of the 1996 tax savings strategies partially offset by the nondeductible pooling transaction costs related to the Prognostics and MBL acquisitions.

Net income for the third quarter of 1997 increased 12% to $3.2 million. Primary earnings per share, including the $.04 per share relating to transaction costs associated with the acquisition of MBL, were $.15, up $.01 from the same period last year, but up $.05 or 36% ahead of the prior year when this charge is excluded. Net income for the nine months ended September 30, 1997 increased 9% to $8.3 million from $7.6 million a year ago. Net income, excluding the charge for the transaction costs of MBL and Prognostics increased 26% over the same nine month period a year ago. Primary earnings per share for the nine month period, including the $.06 charge for the MBL and Prognostics acquisition costs, were $.40 compared to $.37 for the same period last year. Excluding the $.06 charge, primary earnings per share were $.46, a 24% increase compared to the first nine months of 1996.


LIQUIDITY AND  CAPITAL RESOURCES

Working capital as of September 30, 1997 was $30.3 million compared to $19.7 million at December 31, 1996. The increase in working capital resulted primarily from the results of operations for the nine months ended September 30, 1997 and payments in cash (financed by long term debt) and stock of previously accrued acquisition related liabilities. Offsetting these increases were capital expenditures ($4.5 million) and investments in European Joint Ventures ($.3 million).

As of September 30, 1997 the Company had $19.5 million outstanding on its $45.0 million credit facility with three major U.S. banks.

Capital expenditures for the quarter ended September 30, 1997 were $1.3 million compared to $.6 million for the same period last year. For the nine months ended September 30, 1997 capital expenditures were $4.3 million compared to $2.7 million a year ago. Capital expenditures for 1997 are anticipated to be approximately $8 million including approximately $2 million due to planned expansion of the Company's operations capacity.

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

FUTURE REQUIRED ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. The Company is required to adopt the new standard for periods ending after December 15, 1997. The Company believes that the adoption of this standard will result in higher earnings per share when comparing the current primary and fully diluted earnings per share calculations to the calculations of basic and diluted earnings per share required by SFAS No. 128.

On September 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company is required to adopt the new standard for periods beginning after December 15, 1997.

PART II    OTHER INFORMATION
-------    -----------------

ITEM 6     Exhibits and Reports on Form 8-K
           --------------------------------

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

                  The Company filed a report on Form 8-K with the Commission on July 25, 1997 and amended this report on September 22, 1997 to voluntarily report certain financial statements related to the acquisition of MBL by the Company effective July 11, 1997. The acquisition of MBL was accounted for as a pooling of interests and, accordingly, all historical financial information has been restated to include the combined results of the Company and MBL.

                  The Company filed a report on Form 8-K with the Commission on October 22, 1997 to voluntarily restate its 1996 Form 10-K financial information combining NFO and Prognostics.

                  The Company filed a second report on Form 8-K with the Commission on October 22, 1997 to report supplemental 1996 Form 10-K financial information combining NFO and MBL.

                               NFO WORLDWIDE, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NFO WORLDWIDE, INC.
                                   -------------------
                                       (Registrant)



Dated: November 14, 1997           /s/ Patrick G. Healy
                                   -----------------------
                                       Patrick G. Healy,
                                   President, Corporate Products
                                   and Systems Development
                                   and Chief Financial Officer
                                   (Authorized Officer of
                                   Registrant and
                                   Principal Financial Officer)

                               NFO WORLDWIDE, INC.
                                   EXHIBIT 11
                   COMPUTATIONS OF NET INCOME PER COMMON SHARE
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS                   NINE MONTHS
                                             ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                           ----------------------        -----------------------
                                             1997           1996           1997           1996
                                             ----           ----           ----           ----
PRIMARY:
--------
NET INCOME                                 $ 3,201        $ 2,868        $ 8,274        $ 7,587
                                           =======        =======        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING         20,340         19,955         20,230         19,874
DILUTIVE STOCK OPTIONS                         494            769            419            727
OTHER COMMON SHARES EQUIVALENTS                 16             50             16             50
                                           -------        -------        -------        -------
                                            20,850         20,774         20,665         20,651
                                           =======        =======        =======        =======


PRIMARY EARNINGS PER SHARE                 $   .15        $   .14        $   .40        $   .37
                                           =======        =======        =======        =======

FULLY DILUTED:
--------------
NET INCOME                                 $ 3,138        $ 2,427        $ 8,085        $ 6,271
                                           =======        =======        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING         20,340         19,955         20,230         19,874
DILUTIVE STOCK OPTIONS                         554            769            499            739
OTHER COMMON SHARES EQUIVALENTS                 16             50             16             50
CONTINGENT SHARES                              192            202            192            202
                                           -------        -------        -------        -------
                                            21,102         20,976         20,937         20,865
                                           =======        =======        =======        =======

FULLY DILUTED EARNINGS PER SHARE           $   .15        $   .12        $   .39        $   .30
                                           =======        =======        =======        =======

The Company acquired Prognostics effective April 1, 1997 and The MBL Group Plc effective July 11, 1997. Both transactions were accounted for as pooling of interests. Accordingly, all historical financial information has been restated to include the combined financial results of NFO, Prognostics and MBL.

The earnings per share and share data reflect the three-for-two stock splits effected on February 5, 1996 and October 15, 1997.