Form 10-K
period 1997-12-31
NFO WORLDWIDE INC
filed 1998-03-30
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO _________

                        COMMISSION FILE NUMBER: 0 - 21460

                               NFO WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           06-1327424
---------------------------------                         ----------------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

    2 PICKWICK PLAZA, GREENWICH, CT.                              06830
---------------------------------------                        -----------
(Address of principle executive offices)                        (Zip Code)


                                (203) 629 - 8888
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               YES  X        NO __

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $403,305,965.

As of March 20, 1998 there were 20,906,153 shares of the registrant's Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

        Selected portions of NFO Worldwide, Inc.'s 1998 Proxy Statement are incorporated by reference into Part III of this report on Form 10-K.

                                     PART I


Special Note Regarding Forward-Looking Statements

         As certain of the statements made in the Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of the Company's competition on client purchasing decisions, the strategic decisions of the Company's management team, the extent to which the Company is successful in integrating acquired companies, the effects of the economic crisis in Asia and other factors referenced in this Form 10-K. In addition, the success of the Company's European expansion efforts is dependent in part upon a productive joint venture relationship and upon the successful application of NFO's methodologies to different business and consumer environments.

Item 1.  Business

ORGANIZATION

NFO Worldwide, Inc., and its subsidiaries (the "Company" or "NFO") is a leading provider of custom and syndicated marketing information, consulting, and related services to companies in 23 countries throughout the world. The Company offers its clients a wide variety of market research services that identify and measure consumer beliefs, attitudes and behavior regarding specific products and services. Through its proprietary pre-recruited consumer panels and other specialized databases, NFO offers access to over 550,000 U.S. households (approximately 1.4 million people) and, through a joint venture, to over 100,000 European households. The Company provides its services to more than 2,300 clients in key market segments such as packaged goods and foods, healthcare, financial services, information technologies/telecommunications, and travel and leisure.

The Company provides its marketing information services, databases and market research services to a diverse group of clients, including 45 of the largest 100 companies of the Fortune 500 list, 23 of the top 25 U.S. bank holding companies, and 23 of the world's 25 largest pharmaceutical firms. The Company also conducts the Consumer Confidence Survey for the Conference Board that is recognized as a leading economic indicator by the U.S. Department of Commerce. The Company, through its largest subsidiary NFO Research, Inc., offers its clients a wide variety of market research services that identify and measure consumer beliefs, attitudes and behavior regarding specific products and services. The Company believes that the size and quality of the NFO Panel, its expertise in the custom design and execution of market research, its experience in panel and information management and its systems and processing capabilities give it competitive advantage over other marketing and consumer information services firms.

In September 1997, the Company changed its name from NFO Research, Inc. to NFO Worldwide, Inc., which reflects its rapidly expanding international presence, as well as its growing capabilities and commitment to meeting its clients' requirements with world-class quality, effectiveness, speed and efficiency. This steadfast commitment is demonstrated by the fact that the Company has been named one of the 200 Best Small Companies in America by Forbes magazine in each of the last two years. Furthermore, as evidence of its dynamic growth strategy and desire for heightened visibility in worldwide markets, in December 1997 the Company's common stock was listed on the New York Stock Exchange. Since going public in 1993, the Company's stock had been traded on the NASDAQ.

The Company's core business is NFO Research, Inc. ("NFO Research"), which celebrated its 50th anniversary in 1996. The panel methodology, which was pioneered by NFO Research, allows the Company to measure consumer responses to, or usage of, particular products and services generally on a more timely and cost-effective basis than firms using non-panel research methods. The Company is thus able to provide critical information to America's largest corporations to help them test, launch, market and advertise their products for competitive advantage. In addition to the many routine types of marketing studies that are available, the size and diversity of the NFO panel allows for specialized research targeting specific ethnic and demographic segments. The integrity of the panel is maintained through the expertise of a highly trained and knowledgeable staff, state-of-the-art database systems, and an unwavering focus on developing a strong rapport with panel members.

Acquisitions (1997 & 1998). The Company continued its aggressive growth-via-acquisition strategy in 1997 with the acquisition of Prognostics, one of the leading providers of survey-based quantitative customer satisfaction research to information technology companies. Prognostics is based on Palo Alto, California, with additional offices in Boston and London, and an affiliate relationship in Tokyo. Through its proprietary software, advanced survey methodology and in-depth industry knowledge, Prognostics offers the most complete range of services in the marketplace. Information technology companies, having begun to shift from an internal, engineering-based focus to an external, market-driven philosophy, utilize Prognostics' services to assess their strengths, vulnerabilities and competitive opportunities. The end result for the client is improved customer retention rates, better-quality decisions and more efficient use of resources.

Also in 1997, the Company expanded its presence in the financial services industry through the acquisition of Access Research by The Spectrem Group. Access was founded in 1987 and has built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The combined resources of Spectrem and Access allow clients to benefit from the most extensive and accurate research on plan sponsors, plan participants and performance benchmarks, along with expert advice on how to use that information to make successful decisions.

In addition to its domestic acquisitions in 1997, the Company took significant steps to expand its presence overseas when it acquired The MBL Group Plc, a leading international market research firm. The MBL Group Plc has 19 companies and 27 offices in 17 countries throughout the world, including the UK, the Middle East, Asia, Mainland China and Southeast Asia. With this acquisition, the Company became the largest U.S. based custom market research firm and the ninth largest market research organization in the world.

The Company concluded its 1997 merger activity in December by acquiring New Zealand-based CM Research Group, the leading provider of custom market research in that country and one of the largest market research organizations in Australia. CM Research has 5 offices and 5 separate operating companies, and conducts studies for a diversified list of blue chip clients. CM Research became part of The MBL Group Plc for operational purposes, making the latter one of only three market research firms in the world with full coverage of the Asia-Pacific region.

The Company continued to acquire strong market research firms in 1998, beginning with the purchase of MarketMind Technologies and Ross-Cooper-Lund ("RCL") in separate transactions. MarketMind, founded in 1987 and headquartered in Melbourne, Australia, owns and licenses the MarketMind system, which utilizes proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data. The MarketMind system is licensed in 20 countries supporting hundreds of brands. RCL is a rapidly growing research-based consulting firm headquartered in Teaneck, New Jersey. RCL, which is the exclusive U.S. licensee of the MarketMind system, conducts large-scale studies that help clients to diagnose and monitor brand communications and to optimize media budgets.

On March 9, 1998, NFO signed a purchase offer for Toronto-based CF Group, Inc., Canada's largest market research firm. In addition to Toronto, CF Group has offices in Montreal, Ottawa and Vancouver. CF Group operates three divisions within Canada - Canadian Facts, Applied Research Consultants ("ARC"), and Burke International Research which provide marketing, social and business research services across a variety of industries. CF's data collection capabilities include the largest personal (in-home) interviewing force in Canada, the largest CATI (computer assisted telephone interviewing) system throughout 9 Canadian cities, and extensive mall interviewing facilities. Additionally, CF maintains a consumer access panel similar to NFO's, which will allow the Company to offer its clients seamless cross-border panel-based research. Closing of this acquisition is scheduled to occur on April 3, 1998.

Acquisitions (Pre-1997). The Company's continuing growth has been fueled not only by the success of NFO Research, but also its strategy of acquiring other leading marketing information firms that complement its existing family of companies. In 1994, the Company acquired Payment Systems, Inc. ("PSI" or "PSI Global"), a Tampa, Florida-based provider of syndicated research products to the financial services industry. PSI has over 100 clients in such financial service areas as retail, corporate and private banking; insurance; mutual funds; and credit cards. PSI is also very active in the international market, with its London office surveying households in nearly a dozen European countries to determine consumer attitudes toward the usage of debit cards and other financial products. Additionally, PSI conducts research in Africa, the Middle East, the Asia-Pacific region, and in six Latin American countries. PSI conducts 19 different product studies annually, which are then sold to multiple clients.

In 1996, as part of its strategy to diversify into the investment industry and insurance sectors, PSI acquired The Spectrem Group ("Spectrem"), which is headquartered in San Francisco and has offices in New York, Los Angeles, Chicago, and Philadelphia. Spectrem began operations in 1990 and has grown into a premiere provider of consulting, mergers and acquisition advice and customized information products to companies in the rapidly expanding investment services industry. Spectrem is currently exploring international research and consulting opportunities, which will initially involve the development of leading-edge information on retirement services activities in selected international markets.

In response to the volatility of the healthcare industry and the resulting opportunities afforded to providers of marketing information, the Company acquired Migliara/Kaplan Associates ("M/K") and its affiliate, Chesapeake Surveys, Inc. ("CSI"), in 1996. M/K, with offices in Baltimore and Princeton, New Jersey, is the nation's largest custom market research firm serving the pharmaceutical industry. CSI provides data collection and survey services. The addition of M/K and CSI complements and expands the Company's existing healthcare capabilities. Whereas the HealthMed division of NFO Research concentrates primarily on the consumer, the studies conducted by M/K and Chesapeake involve not only doctors but also insurance companies and other third-party payers. M/K's clients now gain a multi-faceted perspective on all of the latest issues affecting the healthcare and pharmaceutical industry.

Another rapidly changing industry is travel and tourism, which the Company serves through its Plog Research, Inc. ("Plog") subsidiary. Acquired in 1996, Plog is based in Los Angeles and is a leading provider of syndicated research to airlines, hotels, cruise lines and rental car companies. Plog has also conducted both custom and large-scale multi-sponsored studies for major travel and leisure industries.

In 1995, the Company signed a joint venture agreement with IPSOS, S.A. ("IPSOS"), a major European marketing research firm, and LT Participations ("LT"), an IPSOS affiliate, to launch access panel activities in Europe. Under the terms of the agreement NFO, IPSOS and LT have agreed to launch joint venture companies, initially in five western European countries. As part of the agreement, NFO purchased a comparable portion of IPSOS' existing access panel businesses in Germany and France during 1996. Operations have also begun in the United Kingdom and Italy and are expected to commence in Spain in 1999. The joint ventures' international subsidiaries include a combined panel of nearly 100,000 households in Germany, France, the UK and Italy.

NFO Worldwide is committed to providing its clients with increasingly innovative, results-oriented solutions to their information needs. This is why the Company has changed so dramatically over the years and will continue to do so in the future, as it strives to become the undisputed global leader in the marketing information business.

BUSINESS STRATEGY

The Company's goal is to develop into a broader marketing information services business centered around panel methodology. In order to accomplish this mission, NFO is aggressively pursuing a four-pronged business development strategy.

Broaden And Expand Core Business. The Company intends to develop new services and research concepts that will distinguish it from other market research companies while furthering its development as a marketing information services company. The Company intends to use its NFO Panel and expertise in custom and syndicated research to expand existing client relationships and to target new clients, particularly in the pharmaceutical, telecommunications and financial services industries in which the Company perceives a growing need for market research. The Company also is keenly interested in developing, purchasing or licensing additional, horizontal value-added products and services in areas such as ad testing, market modeling, and brand equity/continuous tracking. It is hoped that the Company can utilize its strong client relationships within its vertical industries to make these new products and services commercially successful. Towards this end, in late 1997 the Company launched a Corporate Product and Systems Development Group comprised of three senior individuals within the company whose specific goal is to bring to market new, value-added products and services.

Technological Advancements. The Company's focus on technological advancement is twofold: internal and external. On the internal side, the Company is constantly searching for ways to speed delivery of its services to its clients, and improve the quality of and/or reduce the cost of its services. The Company installed its first predictive dialer that eliminates the time telephone interviewers formerly spent dialing numbers and receiving busy signals, thus increasing productivity of the telephone center. Additionally, NFO data networks were upgraded to provide enhanced network connectivity between the Company's offices, and in 1995, the Company installed a document imaging system that now saves a significant amount of the time required to process questionnaire responses compared to conventional data entry.

NFO believes that the advent and growing penetration of on-line and Internet services will change the mix of media used to conduct market research and will grow the overall size of the market research industry. Industry growth and media shift will be driven by several factors: 1) high speed access to the needs, opinions and behaviors of consumers provided by interactive research will make market research in general a more applicable and necessary business function, especially in those industries where the demand for shorter product development cycles are most acute; 2) the increasing penetration of interactive communication technologies into U.S. and eventually international homes will make interactive based research the preferred method for researching the general population; 3) the greater customer value provided by interactive-based research will increase interactive research at the expense of existing methodologies, and also cause the overall industry to grow.

To address these issues, in 1996 the Company established the NFO Interactive division for the purpose of developing an interactive methodology for performing market research. During 1996, the Company developed NFO//net.source, the world's largest representative panel of interactive users, which currently numbers over 135,000 households and over 300,000 individuals. By utilizing e-mail and the World Wide Web to communicate with these panelists, the elapsed time of collecting research information is shortened. This Interactive Panel enables NFO to provide clients with access to a rich source of information about the interactive market and provides the ability to conduct interactive research with accuracy and speed. The Company believes it is one of the leaders in the development of interactive and on-line interviewing in the market research industry.

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

Strategic Alliances and Acquisitions. To enhance its development as a marketing information company, the Company will seek to develop alliances or to acquire companies in niche markets the Company believes are high growth areas. Examples of this strategy were the acquisitions of PSI and AMS in 1994, and M/K, CSI, Plog, Spectrem in 1996 and Prognostics and Access in 1997. The Company is keenly interested in increasing its presence in the high tech, telecommunications, health care and financial services sectors. In addition, the Company is interested in increasing its horizontal product and service capabilities in the areas of ad testing, market modeling, brand equity/continuous tracking, interactive research and international expansion.

NFO's acquisitions have enabled the Company to evolve into a broader, more far-reaching marketing information business, providing its clients with increasingly innovative, results-oriented solutions to their information needs. The Company's criteria for acquisitions include 1) niche service companies that are #1 or #2 in their markets, 2) strong management with vertical industry or horizontal product/geographic experience, 3) value added services or products and 4) a cultural fit with NFO. The Company has very rigorous acquisition criteria, and personnel very experienced in the area of mergers and acquisitions.

The Company has forged separate strategic alliances with major players in the high-tech industry, which will enable it to further develop and provide value-added products and services to its customer base. These alliances include Yahoo!, Jupiter Communications, Live Picture and LiveWorld Productions . These relationships allow NFO to provide innovative research methodologies, including the conduct of virtual focus groups and the presentation of unique imaging capabilities. The Company expects to incorporate additional technologies to advance the effectiveness and applications of market research.

International Markets. The Company believes that international markets offer the Company potential opportunities to expand the services performed for its existing clients, many of which have substantial international operations, and to attract new clients. Total worldwide market research spending was estimated to be $11.2 billion in 1996 by the European Society for Opinion and Marketing Research (ESOMAR) supplemented with NFO estimates. Spending in Europe is estimated to be $5.1 billion and to be $1.6 billion in Japan and Southeast Asia. In the aggregate, market research spending outside the United States represented $7.3 billion, or 65% of worldwide spending. To date, custom panel based research has not been widely used outside of the United States.

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

The Company's recent steps-- including its IPSOS-NFO European joint venture as well as its acquisitions of The MBL Group Plc, CM Research, MarketMind Technologies and CF Group-- are indications of the huge potential the Company believes exists in the international market research arena.

THE COMPANY'S SERVICES

Consumer Packaged Goods - Custom Panel Research Service (NFO Research, Inc.). Approximately one-third of the Company's revenues are derived from custom panel research. NFO Research conducts its panel market research by surveying targeted segments of the NFO Panel primarily through mail questionnaires and telephone interviews and most recently, interactive web-based surveys. The NFO Panel is designed to match the general U.S. population according to U.S. Bureau of Census statistics on several important geographic and demographic characteristics. NFO develops and maintains extensive demographic profiles of these households including information with respect to size and composition of household, household income, age of household members and education and occupation of adult household members. NFO Panel members are located in substantially all of the more than 3,600 counties, 300 metropolitan statistical areas and 200 defined market areas in the continental United States.

NFO Research believes that it can generally perform custom market research more efficiently and reliably than firms using random research methods. Through the pre-recruited NFO Panel, NFO Research can identify on a timely and cost-effective basis a significant sample of consumer households who have the specific characteristics targeted, based on study design, and who are likely to respond to NFO Research's surveys. In many cases, NFO Research can easily select households with the desired targeted characteristics from data maintained by NFO Research concerning the NFO Panel. In other cases involving the need to locate households with targeted characteristics not previously identified, NFO Research can efficiently locate such households by screening a segment of its Panel members based on their profiles through a short interview or as part of NFO Research's "MultiCard Survey" program (discussed below). This capability is particularly efficient when seeking households or consumers with "low incidence" characteristics (characteristics exhibited by a relatively small segment of the general population). After locating a sufficient sample of targeted households, NFO Research can quickly perform the market research project by surveying those sample households.

The Company believes that in recent years there has been a trend among its clients to focus on smaller market segments for product or service introductions and marketing programs rather than on broad, mass markets and to focus on segmenting existing product lines to provide products developed for targeted consumers. The size of the NFO Panel and NFO Research's extensive demographic and geographical profiles of the NFO Panel households facilitate the ability of NFO Research to assist its clients with such "target" or "micro-marketing." NFO Research has capitalized on its expertise in locating and researching households within specific geographic areas, with specific user characteristics or with unusual profiles, such as individuals with certain ailments, by developing additional panels of consumer households having demographic or other characteristics of particular interest to clients. One such panel is the Chronic Ailment Panel, in which NFO Research has pre-screened over 300,000 NFO Panel households for individuals suffering from one of sixty different chronic and acute ailments and conditions. NFO Research developed this panel to enhance its ability to market its services to pharmaceutical companies.

In 1996, the Company developed a new interactive consumer panel consisting of on-line households that numbers over 135,000 households and over 300,000 individuals ("NFO//net.source"). The Company's interactive products include NFO//net.survey, custom quantitative research via the Internet; NFO//net.gauge, web-site evaluation services; and NFO//net.focus, the conduct of focus groups using the Internet, and are marketed by the various NFO companies. The Company maintains the standard demographic information on these households, as well as information specific to what computer hardware, software and on-line services they utilize, all available for client use.

NFO Research has operations facilities located in Toledo, Ohio and Greensboro, North Carolina. The unit maintains large mailing and telecommunication facilities in its main operations center in Toledo, for the purpose of distributing and administering questionnaires or other materials and packaging and distributing product samples or other materials to survey participants.

NFO Research maintains a sales and marketing staff in eight locations throughout the United States. The research executives work primarily with the market research departments and product brand management departments of its clients. For many of its larger clients, NFO Research emphasizes continuing research programs, including continuous screenings, customer satisfaction programs and annual tracking studies in which the consistency of study design and execution over time is important. The stability of the NFO panel makes such ongoing studies possible, and often results in additional follow-up projects being commissioned by the client.

NFO Research offers its clients a full range of custom panel market research services and specializes in the performance of comprehensive, difficult or complicated research projects. These services are provided to clients primarily in the Consumer Package Goods industries but also are utilized by companies in the financial services, health care, travel and automotive industries. NFO Research believes that its expertise with these programs distinguishes it from its competitors. NFO Research's consistently high response rates from its NFO Panel members allow it to perform research that involves consumers that are typically difficult to reach, or involves a personal or sensitive subject matter or a particularly complex study design.

NFO Research also offers its proprietary MultiCard Survey program, a semi-monthly omnibus survey sent to various segments of the NFO Panel. The MultiCard Survey program distributes several questionnaires at one time, incorporating information to be collected for multiple clients. Each MultiCard Survey is a brief questionnaire for clients who want to ask only a few questions or to collect a variety of market and consumer information. This permits a rapid measure of market share, purchase or usage frequency and advertising awareness, and can be used to screen for consumer segments with characteristics not already available through the NFO Panel database for use in more detailed follow-up surveys. Each MultiCard Survey semimonthly mailing is sent to segments of the NFO Panel, which range in size from 20,000 to 250,000 households. The MultiCard Survey provides substantial benefits to clients who need to conduct extremely large projects at a very low cost per interview.

The services provided by NFO Research are used to perform the following basic types of studies: Attitude, Usage and Awareness Tests, which measure the pre-disposition, awareness and usage of products or services among consumers; Product Tests, which measure consumers' attitudes and purchasing and usage decisions regarding a new, existing or reformulated product, a sample of which is provided to the consumer by the client through NFO Research; Purchase/Owner Profiles, which determine demographic or other characteristics of consumers owning or purchasing a particular product or service so that a client may improve the effectiveness of marketing or advertising programs by properly positioning them to appropriate consumers; Purchase or Consumption Diaries, in which panelists record in diaries their actual purchase or usage of particular products over an extended period to allow for evaluation of brand share and consumer shifts and trends; Screenings, which are used to identify demographic characteristics or the use or purchase of or intention to purchase a product or service, particularly in connection with low-incidence characteristics and products; and Concept Tests, in which consumers are asked to give their reaction to a concept for a new product, service or advertising campaign before it is developed or introduced into the marketplace.

NFO Research has an arrangement with IPSOS-ASI, one of the country's leading advertising copy testing companies, that provides advertising concept tests for in-home viewing by NFO Panel members. NFO Research utilizes its Screen Test product that provides a patented system by which a client's concept, product or advertising message may be presented in an in-home setting for test material that needs to be seen and heard by panelists rather than being described to them in writing or over the telephone. The Screen Test product is a self-erasing videotape that provides the security needed for handling market research of confidential materials.

The Company and BASES Worldwide ("BASES") jointly offer Volumetric Concept Screening by Mail ("VCSM") to clients. BASES is a well-respected market research company and a leader in simulated volume forecasting for new products and services. This service allows clients to evaluate early state product ideas and choose the most promising concepts. VCSM utilizes the NFO Panel and cost saving mail methodology together with BASES' Key Measures Database of over 5,000 cases for comparative analysis. This is the second joint service offering by the Company and BASES. The two companies also offer a cost saving approach to simulated test marketing, utilizing the NFO Panel and BASES' expertise in volumetric forecasting.

Health Care - Custom Research Services (Migliara/Kaplan and NFO HealthMed). Migliara/Kaplan is the nation's largest custom full-service healthcare marketing research company with offices in Baltimore, Princeton, NJ, and London. M/K distinguishes itself from its competitors because of its unique ability to fuse leading-edge methodologies with decision-oriented business analyses and recommendations.

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

M/K's marketing research projects range from qualitative studies, such as one-on-one interviews and in-depth focus groups, to highly specialized and customized fully integrated studies using advanced multivariate methods. Many of its research techniques are exclusive and proprietary, giving M/K a true competitive advantage. M/K's strategic thinking directly impacts upon a product's marketing potential. Study objectives frequently include determining positioning strategies, identifying optimal price points, guiding clinical development, identifying target audiences, developing promotional messages, and tracking products post-launch.

In 1992, the Company's NFO Research subsidiary formed a new HealthMed division to service the Health Care industry, and the pharmaceutical industry in particular. The Chronic Ailment Panel was developed by screening NFO's proprietary panel for individuals for over sixty ailments and chronic conditions, eight disabling conditions and users of several diagnostic testing kits. This specialized panel enables NFO Research's clients to quickly identify and obtain information regarding very low incidence conditions and ailments.

Financial Services - Syndicated and Custom Services (PSI Global, Spectrem, and Access Research). PSI Global offers a variety of syndicated programs that provide insight to the financial services industry, as well as propriety consulting services. The products cover a broad range of information utilized by banks and financial institutions on consumer/retail banking services, private banking and investment services, credit card services, distribution technology and corporate banking services. PSI Global has provided research on credit card usage in Europe since 1990. PSI Global has since expanded its coverage to bring the same market research and strategic business planning expertise to Asia and Latin America. PSI Global has earned a reputation as one of the international business community's foremost providers of market information and related strategic consulting services. PSI Global has offices in Tampa, New York, London, Singapore and San Francisco. PSI conducts a variety of semiannual research programs, the data from which it uses to produce 19 syndicated products. These programs include the Affluent Market Research Program, which uses tested survey and research methodologies to study the affluent market from both the consumer and industry perspective; the Card Services Research Program, which provides information about the attitudes, trends, technologies and strategies that influence the credit card industry; and the Financial Services Research Program, which identifies trends in financial product/service usage, shifts in usage between products, and changes in consumer portfolios.

Spectrem provides niche consulting and acquisition and divestiture advisory services in the trust and investment products sectors. Founded in 1990, Spectrem has six U.S. offices: San Francisco, Los Angeles, New York, Chicago, Philadelphia and Tampa. Spectrem is a specialist in the business side of investment and trust services and its professionals have held top positions at leading banks, brokerage firms and investment management companies.

Access Research is a research-based financial services consulting firm specializing in the retirement market. Access Research has built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The company is located in Windsor, CT.

Information Technologies/Telecommunications - Syndicated and Custom Services (Prognostics, NFO Interactive, NYPM and InfoCom). Founded in 1981, Prognostics is a leading provider of survey based quantitative customer satisfaction research to information technology companies worldwide. Prognostics' clients include Sun Microsystems, Oracle, Digital, IBM, Hewlett-Packard, Cisco, Novell and Silicon Graphics. The Company is headquartered in Palo Alto, California, has additional offices in Boston and London, and has an affiliate relationship in Japan.

Using its proprietary methodology (Loyalty Gap Analysis), Prognostics measures customer loyalty and quantifies the customer's intention to continue to purchase products from a particular supplier. By measuring what is important to customers and how satisfied they are with respect to specific attributes, the Prognostics methodology generates a quantitative figure - called the loyalty gap - which directly correlates to customer loyalty. Prognostics has developed a number of syndicated/tracking survey products around this methodology, and also performs specific, ad hoc research. Prognostics works with over 250 client companies worldwide.

In 1996, the Company established its NFO Interactive division for the purpose of developing an interactive methodology for performing market research. The Company has developed NFO//net.source that is an interactive consumer panel of on-line households numbering over 135,000 households and over 300,000 individuals. The Company believes that there is significant commercial potential in providing comprehensive interactive survey systems that feature greater speed and household targeting than current methods and has introduced a number of new interactive products to the marketplace.

In 1987, the Company launched National Yellow Pages Monitor ("NYPM") to measure the effectiveness of local and national Yellow Pages advertising. NYPM is the leading provider of syndicated audience measurement information to the $11 billion Yellow Pages industry. NYPM ratings usage information is gathered from over 80,000 respondents each year with results reported on a national level, across 535 major metropolitan markets, over 500 individual yellow pages directory areas and approximately 300 categories. NYPM also offers other syndicated and custom research services to the Yellow Pages industry, including Active Intermedia Measurement (AIM), Business Usage research and Internet Directory studies.

In 1996, NFO established the InfoCom Division that is devoted to identifying, understanding and tracking business issues in the communications and information technology industries. InfoCom provides access for the communications and technologies industries to the NFO Panel members that have been identified as wireless or mobile phone users, computer owners by brand and operating system, interactive online subscribers and technologically advanced households. Clients can access these consumers and others efficiently for information to make better informed business decisions about the marketplace.

InfoCom offers the Wireless Market Monitor to the telecommunications industry. Twice a year the Monitor provides in-depth information on current wireless customers, the potential market and emerging products. The service provides detailed customer profiles, measures acceptance of technological advancements, such as PC's, and segments the market to enable clients to target their services and products effectively.

Travel and Leisure-Custom and Syndicated Services (Plog Research). Plog Research offers a number of syndicated products to the travel and leisure industries. Plog's products provide information regarding the attitudes and purchasing behavior of airline users, cruise and car rental users, frequent flyer program members and hotel guests, including comprehensive information about the business and leisure travel habits of Americans. Another Plog syndicated product offers in-depth research on the psychology of the users of interactive media, and provides insight to advertisers on when and how to use interactive media. Plog is located in Los Angeles, CA and East Brunswick, NJ.

International Custom and Syndicated Services (The MBL Group Plc, CM Research and IPSOS-NFO). The MBL Group Plc ("MBL") is a leading international market research firm with 27 offices in 17 countries throughout the world. Founded in January 1965, MBL provides strategic planning, market research, and research-based consulting, on a worldwide basis. Working through its own subsidiaries and affiliates in the UK, the Middle East, Asia and Southeast Asia, the Company has successfully carried out assignments in some 100 countries around the world. MBL's orientation is towards value-added research; that is, research which is oriented towards problem solving and interpretation of data, rather than simple data provision.

Within the Group, MBL has specialists in ad hoc quantitative research, qualitative research, telephone research and executive interviewing. MBL has specialists in consumer, social, industrial and business-to-business research and expertise in packaged goods, automotive, pharmaceutical, financial, airline and travel industries. MBL's services include new product development assistance, corporate image evaluation, employee and customer satisfaction research, Total Quality Management studies, brand-development monitoring and advertising development and tracking.

MBL specializes in international/multi-national project coordination and operates the ADD+IMPACT advertising pre-testing system, the Visionary Shopper, a computer based virtual reality shopping system, and the Idea Map, a computer based product and communication optimization system.

CM Research Group ("CM"), headquartered in Auckland, New Zealand, is well diversified with a broad range of clients across all major business sectors within New Zealand and Australia. CM has full quantitative and qualitative custom research capabilities, as well as a number of proprietary and self-developed branded products. CM's strength is in the area of continuous consumer tracking services (monitors). One of the proprietary products used by CM is the Stochastic Reaction Monitor, a continuous tracking strategic marketing evaluation system, which is also used by MBL.

CLIENTS

The Company is a leading provider of custom and syndicated marketing information services to America's largest corporations, as well as the international business community. Including its subsidiaries, the Company conducted over 7,100 research projects for nearly 2,300 clients in 1997. In the U.S., the Company's clients include 45 of the largest 100 companies on the Fortune 500 list, 23 of the top 25 U.S. bank holding companies, and 23 of the world's 25 largest pharmaceutical firms. The Company's enviable roster of clients is further characterized by the longevity of many of these relationships. A number of the Company's core business clients have had ongoing business relationships with the Company for between 30 and 50 years. The longevity of these relationships is enhanced by data comparability with information in the normative databases that the Company has helped its clients build over the years. The Company's data is also used by its clients beyond the research function. For example, some clients have incorporated the Company's data into their internal performance evaluation systems.

The Company's client list includes over 2,300 companies. No single client represented more than 10% of its total revenues in 1997. The Company's ten largest clients, which collectively represented 25% of its total 1997 revenues, are as follows:

        Bristol Myers Squibb                Pfizer, Inc.
        Citibank                            The Proctor & Gamble Company
        Kraft Foods                         SBC Communications
        Merck                               Unilever
        Oracle Corporation                  Zeneca Pharmaceuticals Group

NFO also has provided the Consumer Confidence Survey among nationally representative households each month for the past 30 years to the Conference Board, a worldwide non-profit business information organization with many of America's largest corporations as members. The Conference Board provides research information to aid business in management practices and policy. The United States Department of Commerce has recognized the Conference Board's Consumer Confidence Survey performed by NFO as a leading economic indicator since August 1990. Consumer confidence surveys are used by government and private enterprises as predictors of business cycles.

THE MARKET RESEARCH INDUSTRY

Revenues for the worldwide market research industry reached $11.2 billion in 1996, according to the latest data available from ESOMAR and supplemented by company estimates. The U.S. market accounts for approximately 35% of total worldwide spending, while Europe represented 46% of total spending, Asia 14%, and the rest of the world just 5%.

The $3.9 billion domestic market research industry is comprised of numerous marketing, advertising and public opinion research organizations that measure consumer attitudes and behavior. The industry is made up of two segments: (i) syndicated research, which generally provides historical information regarding past consumer purchasing decisions (such as aggregate sales or market share within product categories) and is generally made available to the marketplace on a non-exclusive basis, and (ii) custom research, which is performed to the specifications of a particular client.

Custom research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising programs. Custom research is generally conducted by obtaining information from consumers through questionnaires or interviews. Because information is generally solicited directly from consumers, custom research provides insights into consumers' perceptions of products or services and the patterns of purchase and usage of such products and services by consumers with particular demographic or other profiles. Many clients use custom research to interpret the market share or sales information provided by syndicated research. In addition, by testing a proposed product or advertising campaign on a sample of consumers to whom the product or campaign will be directed, a client can obtain information about the targeted consumers' likely response to the product or campaign before incurring the costs associated with the introduction of the product or campaign to the marketplace. The American Marketing Association estimates that there are over three thousand firms performing custom research services in the United States, with no firm holding a dominant share of that market. The Company believes it is the largest U.S. based custom market research firm.

Custom research may be conducted by panel surveys, unsolicited telephone interviewing, door-to-door personal interviewing and central location interviewing in places such as stores and shopping malls. The largest segment is random telephone interviewing. The Company estimates that panel surveys account for 12% of the segment and involve interviewing members of consumer households who have previously agreed to participate in the research firm's surveys and who have provided demographic and other data about themselves.

The Company is currently the fourth largest market research organization in the U.S. and the single largest custom panel research firm within the industry. The Company is the ninth largest research organization in the world. NFO is niche oriented and attempts to exploit specific areas of market research where market growth rates are high, margin potential is good, barriers to entry exist and competition is limited. Within the United States, the Company believes it is ranked number one in the following niche markets: custom healthcare research; syndicated financial services research; panel-based packaged goods and services research; travel/leisure research; and high-tech customer satisfaction research.

The Company believes that certain trends are emerging in the United States that may further increase the perceived effectiveness and desirability of panel research methods as compared with other research methods. One trend is the tendency of consumer product and service companies to focus on smaller market segments for product or service introductions and marketing programs rather than on mass markets and to segment existing product lines to provide selected products for targeted consumers. Another perceived trend is that with the increase of two-wage-earner households, the heightened interest in leisure-time activities, and the ability to screen telephone calls using answering machines, consumers appear generally less willing to participate in unsolicited surveys. The Company also anticipates that demand for panel research may be favorably affected by the impact of legislation proposed in many jurisdictions, and already enacted in some states, that seeks to limit or prohibit unsolicited telemarketing, sales or other calls, to redress the perceived invasion of privacy represented by these calls. Such legislation could have an adverse effect on research firms using random research methods. The Company believes that its operations have not been, and will not be, adversely affected by this legislation. In addition, the Company believes the perceived movement towards conducting market research using interactive methods will favorably impact its business.

The U.S. market is enjoying healthy growth and is becoming more international in scope. According to the June 1997 issue of Marketing News, more than 41% of the combined revenues for the top 50 U.S. market research firms comes from international activities. This revenue is generated through a combination of subsidiaries, joint ventures, sales offices, and subcontracting of fieldwork to non-U.S. firms. If the trend toward internationalization continues, the Top 50 U.S. research firms together will generate 50% of their revenues outside the U.S. by the year 2000.

The custom market research industry is very competitive and highly fragmented, with participants ranging from relatively small organizations to large, multinational companies with substantial resources. NFO is also subject to competition from marketing and research departments of various companies, advertising agencies, and business-consulting firms. The Company believes that its principal competitive advantages are in the quality of its design of a market research product; the ability to design, perform and report on a research project in a short period of time; its price; consistency of service; and the NFO Panel. The Company believes that it competes successfully on projects involving low-incidence or hard-to-find consumers. NFO tends to be less competitive in connection with projects involving simple study design or high incidence characteristics, particularly those projects that can be performed by telephone interviews.

COMPETITION

The Company's primary worldwide competitors are as follows: The Kantar Group Ltd., based in London, UK; Taylor Nelson AGB Plc and the SOFRES Group, S.A. of Paris, France, which merged in 1997; Gfk AG of Nuremberg, Germany; Infratest Burke AG of Munich, Germany; IPSOS Group, S.A. of Paris, France (NFO's joint venture partner); NPD Group of Port Washington, NY; Market Facts, Inc. of Arlington Heights, IL; M/A/R/C Inc. of Irving, TX; Audits & Surveys Worldwide, Inc. of New York, NY; and Opinion Research Corp. of Princeton, NJ.

In terms of total research revenues, NFO was ranked eighth ($109.2 million) in the "Top 50 U.S. Research Organizations" list for 1996 published by Marketing News in June 1997 and ranked fourth ($154.9 million) on a Pro Forma basis. In the "Top 25 Global Research Organizations" list published by Marketing News, NFO was ranked sixteenth overall and ninth on a Pro Forma basis. The companies were ranked according to their total revenues. The top three U.S. research companies were AC Nielsen Corp., Cognizant Corp. and Information Resources Inc., all of whom primarily provide syndicated marketing information.

TRADEMARKS, PATENTS, SERVICE MARKS AND PROPRIETARY SOFTWARE

The Company owns several federally registered trademarks and service marks, the most important of which are NFO, NFO Research, National Family Opinion, Payment Systems, PSI, Migliara/Kaplan, Screen Test, and MultiCard Survey. NFO uses the name "Carol Adams," the pen name of the founder's wife who originally supervised contacts with NFO's panel households, in written and oral communications with panel members and recruits, to create a personal relationship between NFO and its panel members. NFO considers these trademarks and service marks to be material to the business of the Company. The Company vigorously defends its trademarks and service marks against infringement and other unauthorized use.

The Company protects its proprietary software and information systems by limiting access to key personnel through the use of password systems.

EMPLOYEES

As of December 31, 1997, the Company had over 5,400 employees (1,900 full-time and 3,500 part-time.) Approximately 1,300 of the 5,400 reside in the U.S.

The Company emphasizes the comprehensive training of its personnel. In addition to training in an employee's primary area of responsibility, the Company trains its staff to perform tasks among the different departments to ensure that trained backup staff is available in areas that have periodic short-term increased demand. The Company believes that it has historically experienced low turnover of staff in both the professional and the clerical areas relative to the market research industry generally. Long tenure helps to reduce the costs of re-hiring and re-training and establishes and builds upon experience that can be applied to all future work.

None of the Company's employees is subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are excellent.

OTHER MATTERS

The Company is currently working to resolve the year 2000 problem, which results from the fact that many existing computer programs were designed for optimal computer performance on slower computers during the 1980's, and they did not account for the impact of the upcoming new millenium. In early 1997 the Company completed an impact analysis across all proprietary custom software programs and systems, and has since been reviewing the results for any necessary year 2000 changes. As potential problems are identified, affected programs are being modified by the Company's programming department to ensure future compliance. NFO is also coordinating with clients, vendors, affiliates and other outside parties who may affect, or be affected by, the Company's plans to address the year 2000 issue. Any new programs being developed are made year 2000 compliant from the outset, while certain existing systems are made year 2000 compliant as they are reengineered. The Company is targeting January 1, 1999 to complete all mission critical systems, including third party and supply chain vendors, and June 30, 1999 for all other systems, for year 2000 compliancy.

Item 2.  Properties

The Company's primary U.S. operations facility, including data entry, computer, mailing and product storage and handling facilities, a regional sales office and the largest of the Company's three telephone interviewing facilities is located in an approximately 98,000 square foot complex located on approximately 77 acres owned by the Company in Toledo, Ohio. The facility was built in 1975 and expanded in 1982 pursuant to the specifications of the Company. Currently, an expansion project is underway that will add approximately 50,000 square feet of office space to the facility as well as renovate the existing space. Completion is expected in late 1998.

The Company's remaining facilities are all leased. The following is a summary of the Company's office locations throughout the world:




                                Corporate Offices
                                -----------------


                      Executive                Greenwich, CT

Company                     Locations                  Company              Locations
-------                     ---------                  -------              ---------
NFO Research                Toledo, OH                 MBL Group            London, England
                            Atlanta, GA                                     Dubai, United Arab Emirates
                            Chicago, IL                                     Riya, Saudi Arabia
                            Cincinnati, OH                                  Banjara Hills, Hyderabad
                            Greensboro, NC                                  Colombo, Sri Lanka
                            Greenwich, CT                                   Hong Kong
                            Minneapolis, MN                                 Taipei, Taiwan
                            St. Louis, MO                                   Shanghai, China
                            San Francisco, CA                               Quezon City, Manila
                                                                            Bangkok, Thailand
                                                                            Ho Chi Minh City, Vietnam
                                                                            Singapore, Singapore
Migliara/Kaplan             Baltimore, MD                                   Jalan Chow Kit, Malaysia
Chesapeake Surveys          Princeton, NJ                                   Jakarta, Indonesia
                            London, England                                 Bahrain, Bahrain
                                                                            Dhaka, Bangladesh
                                                                            Cairo, Egypt

PSI/Spectrem/Access         Tampa, FL                  CM Research          Auckland, New Zealand
                            New York, NY                                    Wellington, New Zealand
                            San Francisco, CA                               Sydney, Australia
                            Los Angeles, CA                                 Brisbane, Australia
                            Philadelphia, PA                                Melbourne, Australia
                            Chicago, IL
                            Hartford, CT
                            Windsor, CT
                            London, England
                            Singapore

Prognostics                 Palo Alto, CA              IPSOS/NFO            Paris, France
                            Boston, MA                                      Hamburg, Germany
                            London, England                                 London, England
                                                                            Milan, Italy

NFO Interactive             Greenwich, CT              MarketMind           Melbourne, Australia
                                                       Technologies

NYPM/InfoCom                Greenwich, CT
                            San Francisco, CA

Plog Research               Los Angeles, CA
                            East Brunswick, NJ

AMS                         Shelton, CT

Ross-Cooper-Lund            Teaneck, NJ


Item 3.      Legal Proceedings

The Company is not a party to any litigation that is expected to have a material effect on the operations or business of the Company.

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable.


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters

The Company's common stock has traded on the New York Stock Exchange since December 29, 1997. Prior to that, the Company's common stock was traded on the Nasdaq National Market tier of the Nasdaq Stock Exchange since its initial public offering was completed in April 1993. The Company's stock symbol is "NFO" on the NYSE and was "NFOR" on the Nasdaq. As of March 24, 1998 there were 194 stockholders of record. The Company believes the total number of beneficial shareholders to be in excess of 3,000 based on the information gathered in distributing the Company's shareholder communications, such as Quarterly Shareholder Statements and the Proxy Statement. The following table sets forth, for the periods indicated, the high and low sales prices per share for the Company's common stock as reported on the NYSE and Nasdaq. The stock prices have been adjusted to give retroactive effect to the 3 for 2 stock split effected on February 5, 1996 and October 15, 1997.

                                                  Sales Price
                                                  -----------
        Calendar Year 1997             High                           Low
        ------------------             ----                           ---
        First Quarter             $   15.50                     $   11.17
        Second Quarter                17.50                         11.33
        Third Quarter                 18.50                         14.50
        Fourth Quarter                21.63                         15.50

        Calendar Year 1996
        ------------------
        First Quarter                 17.00                         11.67
        Second Quarter                16.83                         13.17
        Third Quarter                 16.17                         14.17
        Fourth Quarter                16.17                         14.33

Since its initial public offering, the Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings or other cash resources to finance growth and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.     Selected Financial Data

   Information required by this item is shown in Exhibit 99.1 and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information required by this item is shown in Exhibit 99.2 and is hereby incorporated by reference.

Item 8.     Financial Statements and Supplemental Data

   Information required by this item is shown in Exhibit 99.3 and 99.4 and is hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   The Company has had no disagreements on accounting and financial disclosures with its independent public accountants.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b) The following reports on Form 8-K were both filed on October 22, 1997 during the three months ended December 31, 1997:

     The Company has restated its 1996 Form 10-K financial information combining NFO and Prognostics, which was purchased through a pooling of interests.

     The Company has supplementally restated its 1996 Form 10-K financial information combining NFO, Prognostics, and The MBL Group Plc, which was purchased through a pooling of interests.


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
3.1*         Restated Certificate of Incorporation

3.2          Amended and Restated By-laws                                         33-73516                          4.2
                                                                                  (Form S-8)

4            Specimen Common Stock certificate                                    33-58748                          4.1
                                                                                  (Form S-1)

10.1         Loan Agreement, dated as of September 17,                            33-58748                         10.3
             1981,between County of Wood, Ohio and                                (Form S-1)
             Twenty-Seven Hundred Associates (Commercial
             and Research Facility) relating to the $3,200,000
             Industrial Development Revenue Bond

10.2         Amendment to Loan Agreement, dated as of                             33-58748                         10.4
             September 27, 1991, between County of Wood,                          (Form S-1)
             Ohio and the Predecessor relating to the
             $3,200,000 Industrial Development Revenue Bond

10.3         Loan Agreement, dated as of December 1, 1983,                        33-58748                         10.5
             between County of Wood, Ohio and the                                 (Form S-1)
             Predecessor relating to the $2,500,000
             Industrial Development Revenue Bond

10.4         Amendment to Loan Agreement, dated as                                33-58748                         10.6
             of September 27, 1991, between the County                            (Form S-1)
             of Wood, Ohio and the Predecessor relating to
             the $2,500,000 Industrial Development
             Revenue Bond

10.5         Assignment and Assumption Agreement,                                 33-58748                         10.3
             dated as of September 27, 1991, between                              (Form S-1)
             the Predecessor and the Company

10.6         Registration Agreement, dated September 27,                          33-58748                         10.10
             1991, among the Company and its                                      (Form S-1)
             stockholders parties thereto

10.7         Stockholders Agreement, dated as of                                  33-58748                         10.11
             September 27, 1991, among the Company                                (Form S-1)
             and its stockholders


*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
10.8         Amendment to Stockholders Agreement,                                 33-58748                          10.12
             dated as of April 6, 1993, among the                                 (Form S-1)
             Company and its stockholders

10.9+        Employment Agreement, dated March 15,                                Report on Form                    10.14
             1995 between the Company and                                         10-K for year ended
             William E. Lipner                                                    December 31, 1994

10.10*+      Employment Agreement, dated as of
             December 1, 1997, between the Company
             and Patrick G. Healy filed herewith

10.11*+      Employment Agreement, dated as
             of December 1, 1997 between the Company
             and Allen R. DeCotiis filed herewith

10.12+       Employment Agreement, dated as of                                    Report on Form                    10.3
             September 12, 1995 between the Company                               10-Q for quarter ended
             and Richard A. Spitzer                                               September 30, 1995

10.13+       Employment Agreement, dated as of                                    Report on Form                    10.13
             December 12, 1996, between the Company                               10-K for year ended
             and Charles B. Hamlin                                                December 30, 1996

10.14+       Agreement dated October 25, 1994                                     Report on Form                    10.1
             between the Company and John Sculley                                 10-Q for quarter ended
                                                                                  September 30, 1995

10.15*+      Employment Agreement dated as of
             December 1, 1997 between the Company
             and Joseph M. Migliara

10.16        Credit Agreement dated as of March 9,                                Report on Form                    2
             1998 among the Company, the Banks                                    8-K for quarter dated
             signatory thereto and Fleet Bank,                                    March 24, 1998
             National Association, as Agent

10.17+       NFO Research, Inc. Stock Option Plan,                                333-38497                         99
             as amended                                                           (Form S-3)

10.18+       NFO Research, Inc. Directors' Stock Option                           Report on Form 10-K               10.26
             Plan and Form of Directors' Stock Option                             for year ended
             Agreement                                                            December 31, 1994



*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------

10.19+       NFO Research, Inc. Profit Sharing Plan, and                          33-83002                          4.4
             amendments thereto                                                   (Form S-8)

10.20+       NFO Research, Inc. Pension Plan, and                                 33-58748                          10.26
             amendments thereto                                                   (Form S-1)

10.21+       NFO Worldwide, Inc. Executive Deferred                               33-58748                          10.27
             Benefit Plan                                                         (Form S-1)

10.22+       Deferred Compensation and Life Insurance                             Report on Form                    10.29
             Benefit Agreement, dated as of May 3, 1980,                          10-K for year ended
             Between the Company and William E. Lipner                            December 31, 1993

10.23        Office Lease for the Company's headquarters                          Report on Form                    10.31
             at Two Pickwick Plaza, Greenwich, Connecticut                        10-K for year ended
             dated as of April 3, 1987 between JMB Property                       December 31, 1994
             Management Company and the Company, and
             amendments thereto, as extended

10.24        Office Lease at 5 Centerview Drive, Suite 110,                       33-58748                          10.29
             Greensboro, North Carolina dated December                            (Form S-1)
             18, 1991 and amended on June 21, 1989 and
             June 24, 1992

10.25        Office Lease for PSI headquarters at 3030                            Report on Form                    10.33
             North Rocky Point Drive West, Tampa, Florida                         10-K for year ended
             dated September for year 10, 1993 between                            December 31, 1994
             PSI and The Manufacturers Life Insurance Company

10.26        Office sub-lease for PSI headquarters at 3030                        Report on Form                    10.34
             North Rocky Point Drive West, Tampa, Florida                         10-K for year ended
             dated September 10, 1994 between PSI and                             December 31, 1994
             Knepper & Willard, Inc.

10.27*       Office Lease for Migliara/Kaplan Associates,
             Inc. headquartered at 9 Park Center Court,
             Owings Mills, Maryland dated January 1, 1998 between Migliara/Kaplan Associates, Inc. and
             Nine Park Center Court, LLC.

10.28        Agreement and Plan of Merger, dated as of                            Report on Form                    1
             January 1, 1994, by and among PSI Partners                           8-K dated January 10,
             Acquisition Corporation, Payment Systems,                            1994
             Inc., the Company and the stockholders of
             PSI Partners Acquisition Corporation


*Filed herewith.
+Management contract or compensatory plan or arrangement

                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
10.29        Asset Purchase Agreement dated as                                    Report on Form                    10.2
             of November 7,1994 among Advanced                                    10-Q for quarter
             Marketing Solutions, Inc., as Seller,                                ended September 30,
             Advanced Marketing Solutions Corp., as                               1994
             Buyer, and the Company

10.30        Master Joint Venture Agreement, dated                                Report on Form                    10.27
             as of July 6, 1995, among the Company,                               10-K for year ended
             IPSOS S.A. and Societe Civile A.P.L.T.                               December 31, 1995

10.31        Agreement and Plan of Merger,                                        Report on Form 8-K                1
             dated as of November 7, 1995, by and among                           dated January 3, 1996
             the Company, Migliara-Kaplan & Associates,
             Inc., and the Migliara/Kaplan Associates Inc.
             and the stockholders of Migliara-Kaplan &
             Associates, Inc.

10.32        Asset Purchase Agreement, dated as of                                Report on Form 8-K                2
             November 7, 1995, by and among the                                   dated January 3, 1996
             Company, Chesapeake Surveys, Inc., a Maryland
             corporation, and Chesapeake Surveys, Inc.,
             a Delaware corporation

10.33        Agreement and Plan of Merger, dated as of                            Report on Form 10-K               10.30
             December 8, 1995, by and among Plog                                  for year ended
             Research, Inc., a California corporation                             December 31, 1995
             ("PRI-California"), Plog Research, Inc., a
             Delaware corporation, the Company, Stanley C. Plog
             and the stockholders of PRI-California

10.34        Agreement and Plan of Merger, dated as                               Report on Form 8-K                1
             of March 20, 1997, by and among                                      dated October 22, 1997
             Prognostics Corp., a Delaware Corporation,
             Prognostics, a California corporation dated October
             22, 1997 ("Prognostics"), the Company and
             the shareholders of Prognostics

10.35        Share Purchase Agreement among the                                   Report on Form 8-K                1
             Company, NFO U.K., Inc. and the Shareholders                         dated July 11, 1997
             of The MBL Group Plc

10.36        Form of Minority Shareholder Share Purchase                          Report on Form 8-K                2
             Agreement for Acquisition of stock of Minority                       dated July 11, 1997
             Shareholders in a subsidiary of The MBL Group Plc


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
21*                                     Subsidiaries of the Company

23.1*                                   Consent of Arthur Andersen LLP

23.2*                                   Consent of Soteriou Banerji

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

99.2*                                   Management's Discussion and Analysis of
                                        Financial Condition and Results of
                                        Operations

99.3*                                   Financial Statements

99.4*                                   Financial Statement Schedules


*Filed herewith.
+Management contract or compensatory plan or arrangement

                                   SIGNATURES


   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1998.


                                        NFO WORLDWIDE, INC.


                                        By: /s/ William E. Lipner
                                        -------------------------
                                        Chairman of the Board, President
                                        and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

/s/ William E. Lipner                   Chairman of the Board, President,
---------------------                   Chief Executive Officer and Director
William E. Lipner

/s/ Steven J. Gilbert                   Director
---------------------
Steven J. Gilbert

/s/ Patrick G. Healy                    President, Corporate Products/
--------------------                    Systems Development, Chief Financial
Patrick G. Healy                        Officer and Secretary (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

/s/ Walter A. Forbes                    Director
--------------------
Walter A. Forbes

/s/ Edmund A. Hajim                     Director
-------------------
Edmund A. Hajim

/s/ John Sculley                        Director
----------------
John Sculley


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------

3.1*        Restated Certificate of Incorporation


3.2         Amended and Restated By-laws                                          33-73516                          4.2
                                                                                  (Form S-8)

4           Specimen Common Stock certificate                                     33-58748                          4.1
                                                                                  (Form S-1)

10.1        Loan Agreement, dated as of September 17,                             33-58748                         10.3
            1981, between County of Wood, Ohio and                                (Form S-1)
            Twenty-Seven  Hundred Associates (Commercial
            and Research Facility) relating to the $3,200,000
            Industrial Development Revenue Bond

10.2        Amendment to Loan Agreement, dated                                    33-58748                         10.4
            as of September 27, 1991, between County                              (Form S-1)
            of Wood, Ohio and the Predecessor
            relating to the $3,200,000 Industrial Development
            Revenue Bond

10.3        Loan Agreement, dated as of December 1,                               33-58748                         10.5
            1983, between County of Wood, Ohio and (Form S-1) the Predecessor relating to the $2,500,000 Industrial Development Revenue Bond

10.4        Amendment to Loan Agreement, dated                                    33-58748                         10.6
            as of September 27, 1991, between                                     (Form S-1)
            the County of Wood, Ohio and the
            Predecessor relating to the $2,500,000
            Industrial Development Revenue Bond

10.5        Assignment and Assumption Agreement,                                  33-58748                         10.3
            dated as of September 27, 1991, between                               (Form S-1)
            the Predecessor and the Company

10.6        Registration Agreement, dated September                               33-58748                         10.10
            27, 1991, among the Company and its                                   (Form S-1)
            stockholders parties thereto

10.7        Stockholders Agreement, dated as                                      33-58748                         10.11
            of September 27, 1991, among the                                      (Form S-1)
            Company and its stockholders


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
10.8        Amendment to Stockholders Agreement,                                  33-58748                          10.12
            dated as of April 6, 1993, among the                                  (Form S-1)
            Company and its stockholders

10.9+       Employment Agreement, dated March                                     Report on Form 10-K               10.14
            15, 1995 between the Company and                                      for year ended
            William E. Lipner                                                     December 31, 1994

10.10*+     Employment Agreement, dated as
            of December 1, 1997 between the
            Company and Patrick G. Healy

10.11*+     Employment Agreement, dated as
            of December 1, 1997 between the
            Company and Allen R. DeCotiis filed
            herewith

10.12+      Employment Agreement, dated as                                        Report on Form 10-Q
            of September 12, 1995 between                                         for quarter ended                 10.3
            the Company and Richard A. Spitzer                                    September 30, 1995

10.13+      Employment Agreement, dated as                                        Report on Form
            of December 12, 1996, between the                                     10-K for year
            Company and Charles B. Hamlin                                         ended December 31, 1996

10.14+      Agreement dated October 25, 1994 between the                          Report on Form 10-Q               10.1
            Company and John Sculley                                              for quarter ended
                                                                                  September 30, 1995
10.15*+     Employment Agreement, dated as of
            December 1, 1997 between the Company
            and Joseph M. Migliara

10.16       Credit Agreement dated as of                                          Report on Form 8-K                2
            March 9, 1998 among the Company,                                      for quarter dated
            the Banks signatory thereto and                                       March 24, 1998
            Fleet Bank, National Association, as Agent

10.17+      NFO Research, Inc. Stock Option                                       333-38497                         99
            Plan, as amended                                                      (Form S-3)

10.18+      NFO Research, Inc. Directors' Stock                                   Report on Form 10-K               10.26
            Option Plan and Form of Directors' Stock                              for year ended
            Option Agreement                                                      December 31, 1994


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
10.19+      NFO Research, Inc. Profit Sharing Plan, and                           33-83002                          4.4
            amendments thereto                                                    (Form S-8)

10.20+      NFO Research, Inc. Pension Plan, and                                  33-58748                          10.26
            amendments thereto                                                    (Form S-1)

10.21+      NFO Worldwide, Inc. Executive Deferred                                33-58748                          10.27
            Benefit Plan                                                          (Form S-1)

10.22+      Deferred Compensation and Life Insurance Benefit                      Report on Form 10-K               10.29
            Agreement, dated as of May 3, 1980,                                   for year ended
            between the Company and William E. Lipner                             December 31, 1993

10.23       Office Lease for the Company's headquarters                           Report on Form 10-K               10.31
            at Two Pickwick Plaza, Greenwich, Connecticut                         for year ended
            dated as of April 3, 1987 between JMB Property                        December 31, 1994
            Management Company and the Company, and
            amendments thereto, as extended

10.24       Office Lease at 5 Centerview Drive, Suite 110,                        33-58748                          10.29
            Greensboro, North Carolina dated December                             (Form S-1)
            18, 1991 and amended on June 21, 1989
            and June 24, 1992

10.25       Office Lease for PSI headquarters at                                  Report on Form                    10.33
            3030 North Rocky Point Drive West, Tampa,                             10-K for year ended
            Florida dated September 10, 1993 between                              December 31, 1994
            PSI and The Manufacturers Life Insurance
            Company

10.26       Office sub-lease for PSI headquarters at 3030                         Report on Form 10-K               10.34
            North Rocky Point Drive West, Tampa, Florida                          for year ended
            dated September 10, 1994 between PSI and                              December 31, 1994
            Knepper & Willard, Inc.

10.27*      Office Lease for Migliara/Kaplan Associates,
            Inc. headquartered at 9 Park Center Court,
            Owings Mills, Maryland dated January 1, 1998 between Migliara/Kaplan Associates, Inc. and
            Nine Park Center Court, LLC.

10.28       Agreement and Plan of Merger, dated as of                             Report on Form 8-K                1
            January  1, 1994, by and among PSI Partners                           dated January 10, 1994
            Acquisition Corporation, Payment Systems, Inc.,
            the Company  and the stockholders of PSI
            Partners Acquisition Corporation


*Filed herewith.
+Management contract or compensatory plan or arrangement


                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------
10.29       Asset Purchase Agreement dated as of                                  Report on Form 10-Q               10.2
            November 7, 1994 among Advanced                                       for quarter ended
            Marketing Solutions, Inc., as Seller,                                 September 30, 1994
            Advanced Marketing Solutions Corp., as Buyer,
            and the Company

10.30       Master Joint Venture Agreement, dated as                              Report on Form 10-K               10.27
            of July 6,1995, among the Company, IPSOS                              for year ended
            S.A. and Societe Civile A.P.L.T.                                      December 31, 1995

10.31       Agreement and Plan of Merger, dated as                                Report on Form 8-K                1
            of November 7, 1995, by and among the                                 dated January 3, 1996
            Company, Migliara-Kaplan & Associates, Inc.,
            Migliara/Kaplan Associates Inc. and the &
            stockholders of Migliara-Kaplan Associates, Inc.

10.32       Asset Purchase Agreement, dated as of                                 Report on Form 8-K                2
            November 7, 1995, by and among the Company,                           dated January 3, 1996
            Chesapeake Surveys, Inc., a Maryland corporation,
            and Chesapeake Surveys, Inc., a Delaware corporation

10.33       Agreement and Plan of Merger, dated as                                Report on Form 10-K               10.30
            of December 8, 1995, by and among Plog                                for year ended
            Research, Inc., a California corporation                              December 31, 1995
            ("PRI-California"), Plog Research, Inc., a
            Delaware corporation, the Company,
            Stanley C. Plog and the stockholders of
            PRI-California

10.34       Agreement and Plan of Merger, dated as of March                       Report on Form 8-K                1
            20, 1997, by and among Prognostics Corp., a                           dated October 22, 1997
            Delaware Corporation, Prognostics, a California
            corporation ("Prognostics"), the Company and the
            shareholders of Prognostics

10.35       Share Purchase Agreement among the Company,                           Report on Form                    1
            NFO U.K., Inc. and the Shareholders of The                            8-K dated July 11, 1997
            MBL Group Plc

10.36       Form of Minority Share Purchase Agreement                             Report on Form 8-K                2
            among the Company,NFO U.K., Inc., and the                             dated July 11, 1997
            Shareholders of The MBL Group Plc


*Filed herewith.
+Management contract or compensatory plan or arragement



                                                                                                 Incorporated by
                                                                                                 Reference from
                                                                                  -----------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                     Exhibit
---------------------------------------------------------------------------------------------------------------------------

21*    Subsidiaries of the Company

23.1*  Consent of Arthur Andersen LLP

23.2*  Consent of Soteriou Banerji

27*    Financial Data Schedule

99.1*  Selected Financial Data

99.2* Management's Discussion and Analysis of Financial Condition and Results of Operations

99.3*  Financial Statements

99.4*  Financial Statement Schedules


*Filed herewith.
+Management contract or compensatory plan or arrangement