Form 10-Q
period 1998-03-31
NFO WORLDWIDE INC
filed 1998-05-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0 - 21460

                               NFO WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             06-1327424
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   TWO PICKWICK PLAZA, GREENWICH, CT.                                 06830
   ----------------------------------                                 -----
(Address of principal executive offices)                            (Zip Code)

                                (203) 629 - 8888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     COMMON STOCK, PAR VALUE $0.1 PER SHARE
                     --------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  AT MAY 8, 1998 REGISTRANT HAD OUTSTANDING 21,240,503 SHARES OF COMMON STOCK.

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

                              NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     MARCH 31      DECEMBER 31
                                                                       1998            1997
                                                                       ----            ----
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                         $   7,607       $   8,055
  RECEIVABLES:
    TRADE                                                              50,065          47,044
    UNBILLED                                                            6,852           8,698
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                             8,102           7,035
                                                                    ---------       ---------
    TOTAL CURRENT ASSETS                                               72,626          70,832
PROPERTY AND EQUIPMENT, NET                                            23,959          19,917
CUSTOMER LIST, GOODWILL AND
  OTHER INTANGIBLE ASSETS                                              85,656          74,409
OTHER ASSETS                                                            4,716           5,116
                                                                    ---------       ---------
    TOTAL ASSETS                                                    $ 186,957       $ 170,274
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT                              $     940       $     346
  ACCOUNTS PAYABLE                                                     10,683           9,139
  ACCRUED EXPENSES                                                     15,872          18,757
  CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED                       16,853          14,126
                                                                    ---------       ---------
    TOTAL CURRENT LIABILITIES                                          44,348          42,368
LONG-TERM DEBT                                                         34,156          24,823
OTHER LONG-TERM LIABILITIES                                             4,358           4,123
                                                                    ---------       ---------
    TOTAL LIABILITIES                                                  82,862          71,314
                                                                    ---------       ---------

MINORITY INTEREST                                                       2,474           2,236
                                                                    ---------       ---------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.01 PER SHARE;
    60,000 SHARES AUTHORIZED, 20,906 AND
    20,730 SHARES ISSUED AND OUTSTANDING
    IN 1998 AND 1997, RESPECTIVELY                                        209             208
  ADDITIONAL PAID-IN CAPITAL                                           54,140          51,766
  RETAINED EARNINGS                                                    48,526          46,045
  ACCUMULATED OTHER COMPREHENSIVE INCOME                               (1,254)         (1,295)
                                                                    ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                                        101,621          96,724
                                                                    ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 186,957       $ 170,274
                                                                    =========       =========

        The accompanying notes are an integral part of these statements.

                              NFO WORLDWIDE, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                     1998                  1997
                                                     ----                  ----

REVENUES                                        $  50,243             $  42,020
  COST OF REVENUES                                 22,281                19,116
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                        20,984                16,779
  DEPRECIATION EXPENSE                                948                   628
  AMORTIZATION EXPENSE                              1,107                   750
                                                ---------             ---------

OPERATING INCOME                                    4,923                 4,747
  INTEREST EXPENSE, NET                               427                     9
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES AND
    OTHER EXPENSES                                    173                    67
                                                ---------             ---------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST                           4,323                 4,671

  PROVISION FOR INCOME TAXES                        1,665                 1,901
                                                ---------             ---------

NET INCOME BEFORE MINORITY INTEREST                 2,658                 2,770
                                                ---------             ---------

MINORITY INTEREST                                     177                   419
                                                ---------             ---------

NET INCOME                                      $   2,481             $   2,351
                                                =========             =========

EARNINGS PER WEIGHTED AVERAGE
  SHARE OUTSTANDING(A):
    BASIC                                       $     .12             $     .12
                                                =========             =========
    DILUTED                                     $     .12             $     .11
                                                =========             =========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (A):
    BASIC                                          20,791                20,075
                                                =========             =========
    DILUTED                                        21,514                20,687
                                                =========             =========

(A) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on October 15, 1997.

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31
                                                                               --------------
                                                                            1998            1997
                                                                            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                                              $  2,481        $  2,351
ADJUSTMENTS TO RECONCILE TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    MINORITY INTEREST                                                        177             419
    DEPRECIATION                                                             948             628
    AMORTIZATION                                                           1,107             750
    EQUITY INTEREST IN NET LOSS OF AFFILIATED COMPANIES                       65              76
                                                                        --------        --------
      SUBTOTAL                                                             4,778           4,224

CHANGE IN ASSETS AND LIABILITIES THAT
  PROVIDED (USED) CASH:
    TRADE RECEIVABLES                                                     (2,154)          1,493
    UNBILLED RECEIVABLES                                                   2,036            (424)
    PREPAID EXPENSES AND OTHER
      CURRENT ASSETS                                                        (953)           (698)
    OTHER ASSETS                                                             338             232
    ACCOUNTS PAYABLE, ACCRUED AND
      OTHER LIABILITIES                                                      866            (365)
    CUSTOMER BILLINGS IN EXCESS OF REVENUES
      EARNED                                                                 701          (1,853)
                                                                        --------        --------
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                                           5,612           2,609
                                                                        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                                    (4,586)         (1,159)
  ACQUISITIONS (NET OF CASH ACQUIRED)                                    (10,489)         (1,080)
  OTHER, NET                                                                (117)           (513)
                                                                        --------        --------
  NET CASH USED IN INVESTING ACTIVITIES                                  (15,192)         (2,752)
                                                                        --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
  PAYMENTS ON LONG-TERM DEBT                                             (38,579)         (4,162)
  NET PROCEEDS FROM ISSUANCE OF STOCK                                        470               9
  BORROWINGS ON LINE OF CREDIT                                            28,500           4,000
  BORROWING ON SENIOR NOTES                                               20,000               0
  DEBT ISSUANCE COSTS                                                       (303)              0
                                                                        --------        --------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                10,088            (153)
                                                                        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (956)           (194)
                                                                        --------        --------

CHANGE IN CASH                                                              (448)           (490)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                      8,055           9,579
                                                                        --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,607        $  9,089
                                                                        ========        ========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                             --------------
                                                          1998           1997
                                                          ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR:
    INTEREST                                          $    393       $     78
    INCOME TAXES                                      $    336       $    560


        The accompanying notes are an integral part of these statements.

                              NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                              ADDITIONAL                              OTHER
                                                COMMON         PAID-IN            RETAINED         COMPREHENSIVE
                                  SHARES         STOCK         CAPITAL            EARNINGS            INCOME
                                  ------         -----         -------            --------            ------
BALANCE AT
  JANUARY 1, 1998                 20,730        $  208        $ 51,766            $ 46,045          $ (1,295)

COMMON STOCK ISSUED
  IN CONJUNCTION WITH
  ACQUISITIONS                       102             1           1,904

OTHER STOCK ISSUANCES                 74           ---             470

TRANSLATION ADJUSTMENTS                                                                                   41

NET INCOME                                                                           2,481
                                  ------        ------        --------            --------          --------
BALANCE AT
  MARCH 31, 1998                  20,906        $  209        $ 54,140            $ 48,526          $ (1,254)
                                  ======        ======        ========            ========          ========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the "Company"). All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and March 31, 1997.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Audited Financial Statements for the fiscal year ended December 31, 1997, included in the Company's Form 10-K filed with the SEC on March 30, 1998, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Note 2. Acquisitions:

On March 4, 1998, the Company acquired MarketMind Technologies ("MarketMind") and Ross-Cooper-Lund ("RCL"). MarketMind owns and licenses the MarketMind (TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data. RCL is a research-based consulting firm focused on brand-building strategies.

In separate transactions, the Company acquired substantially all the net assets of each company for the combined consideration of $16.6 million. Of the total purchase price, $12.45 million or 75% was paid at closing, while the remaining 25% will be payable based upon each company's achieving certain earnings targets over the next two years. Approximately 85% of the closing consideration was paid in cash, and the remainder in newly issued shares of NFO common stock.

Both acquisitions have been accounted for as purchases and the accompanying financial statements include the results of operations from the effective date of acquisition. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision. The pro forma effects of these acquisitions are not material to the consolidated results of operations for the Company in 1998 and 1997.

On April 1, 1997, the Company issued approximately 2,590,000 shares (adjusted for the 3 for 2 stock split effective October 15, 1997) of NFO common stock to acquire 100% of the stock of Prognostics. On July 11, 1997, the Company issued approximately 2,046,000 shares (adjusted for the 3 for 2 stock split) of NFO common stock to acquire 100% of the outstanding stock of The MBL Group, Plc. The acquisitions of Prognostics and the MBL Group Plc have been accounted for as poolings of interests. The condensed consolidated financial statements give retroactive effect to the mergers and all financial statements are presented as if NFO, Prognostics and The MBL Group Plc had been combined for all periods presented.

Separate results of operations for the periods prior to the merger with MBL and Prognostics are as follows:


                                         (UNAUDITED), IN THOUSANDS
                                         -------------------------

                                             FIRST THREE MONTHS
                                                   1997
                                             ------------------

REVENUES
  NFO                                             $ 30,123
  MBL                                               10,051
  PROGNOSTICS                                        1,846
                                                  --------
COMBINED                                          $ 42,020
                                                  ========

NET INCOME
  NFO                                             $  1,950
  MBL                                                  271
  PROGNOSTICS                                          130
                                                  --------
COMBINED                                          $  2,351
                                                  ========

Note 3. Comprehensive Income:

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive Income is the total of Net Income and all other nonowner changes in equity ("Other Comprehensive Income"). Comprehensive Income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of Other Comprehensive Income by their nature in the financial statements and display the accumulated balance of Other Comprehensive Income separately in the stockholder's equity section of the Company's consolidated balance sheet.

The Company's total Comprehensive Income for the quarters ended March 31, 1998 and 1997 was approximately $2.5 million and approximately $2.1 million, respectively. The Company's total Comprehensive Income includes net income and Other Comprehensive Income. The Company's components of Other Comprehensive Income are currency translation adjustments and minimum pension liability adjustments.

Note 4. Earnings Per Share:

Earnings per share have been restated to give effect to the Company's three-for-two stock split effected on October 15, 1997. The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands of dollars, except per share data):

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                           --------------
                                                       1998              1997
                                                       ----              ----

Net Income Used for Basic and Diluted
  Earnings Per Share                              $   2,481         $   2,351
                                                  =========         =========
Weighted Average Number of Shares
  Outstanding Used for Basic
  Earnings Per Share (thousands)                     20,791            20,075
Dilutive Stock Options                                  576               420
Contingently Issuable Common Shares                     147               192
                                                  ---------         ---------
Weighted Average Number of Shares
  Outstanding and Common Share
  Equivalents Used for Diluted Earnings
  Per Share (thousands)                              21,514            20,687
                                                  =========         =========

Note 5. Credit Facilities:

On March 9, 1998, the Company successfully concluded a private placement of $40 million fixed rate Senior Notes and entered into a $75 million revolving credit agreement. Borrowings under these combined $115 million credit facilities are unsecured, the proceeds of which were used to refinance the Company's previous debt of approximately $32 million and to finance future acquisitions, capital expenditures, and working capital. The $75 million revolving credit facility, with an ultimate maturity date of March 2003, replaced the Company's bank line of $35 million and will enable the Company to borrow in multiple currencies at interest rates tied to LIBOR or the prime rate, at the Company's option. The $40 million in Senior Notes are due March 1, 2008, bear interest at the fixed rate of 6.43 percent and are to be repaid in equal annual installments of approximately $5.7 million starting in the year 2002.

Note 6. Subsequent Event:

On April 3, 1998, the Company completed the acquisition of CF Group, Inc. ("CF Group"). Founded in 1932, CF Group is the largest market research organization in Canada. CF Group is headquartered in Toronto and has client service offices in Montreal, Ottawa and Vancouver. The Company acquired 100 percent of the outstanding stock of CF Group for a total purchase price of approximately Canadian $20 million, 70 percent payable at closing with 75 percent in cash and 25 percent in newly issued shares of NFO common stock. The remaining 30 percent of the purchase price will be payable over the next 2 years, based on CF Group achieving certain earnings targets. The purchase will be accounted for using the purchase method of accounting.

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


                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                    PERCENTAGE OF
                                                      REVENUES                       PERCENTAGE
                                                  -----------------                  CHANGE FROM
                                                  1998         1997                  PRIOR YEAR
                                                  ----         ----                  ----------
REVENUES                                         100.0%       100.0%                   19.6%
  COST OF REVENUES                                44.3         45.5                    16.6
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       41.8         39.9                    25.1
  DEPRECIATION EXPENSE                             1.9          1.5                    51.0
  AMORTIZATION EXPENSE                             2.2          1.8                    47.6
                                                 -----        -----                    ----
OPERATING INCOME                                   9.8         11.3                     3.7
  INTEREST EXPENSE, NET                            0.9          0.0                      NM
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES AND
    OTHER EXPENSES                                 0.3          0.2                   158.2
                                                 -----        -----                    ----
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                              8.6         11.1                    (7.5)
  PROVISION FOR INCOME TAXES                       3.3          4.5                   (12.4)
                                                 -----        -----                    ----
  NET INCOME BEFORE MINORITY
    INTEREST                                       5.3          6.6                    (4.0)
  MINORITY INTEREST                                0.4          1.0                   (57.8)
                                                 -----        -----                    ----
NET INCOME                                         4.9%         5.6%                    5.5%
                                                 =====        =====                    ====


                              NFO WORLDWIDE, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended March 31, 1998 increased 20% to $50.2 million from $42.0 million for the same period last year. Strong performance in the Company's international, hi-tech and financial services units contributed to the revenue growth. The inclusion of newly acquired companies (Access Research acquired in May 1997, CM Research acquired in December 1997, and RCL and MarketMind acquired in March 1998), as well as newly consolidated companies (MBL Group's Middle Eastern and Indian operations), contributed $6.5 million to the increase in revenues. The growth in overall revenues occurred despite the negative effects of currency exchange translations, which reduced reported revenues by $1.5 million or almost 4%. Consolidated revenues, at constant exchange rates, grew by 23% over the prior year.

Cost of revenues increased 17% to $22.3 million from $19.1 million a year ago primarily due to the inclusion of the Company's newly acquired and newly consolidated companies ($2.8 million), increased business volume, and inflationary increases. Foreign exchange rates reduced cost of revenues by $.4 million in comparison to the same period last year.

Selling, general and administrative expenses increased 25% in the first quarter to $21.0 million from $16.8 million in the same period last year. The major factors for the increase were: the inclusion of the Company's newly acquired and newly consolidated companies ($3.6 million), increased costs due to increased business activity, especially in the Company's financial services and hi-tech business units ($.7 million), increased lease expenses due to the Company's expansion of its operating facilities, and inflationary increases. Offsetting these increases were the effects of foreign exchange rates, which caused selling, general and administrative expenses to be reduced by $.7 million.

As a result of the items above, operating income for the quarter ended March 31, 1998 increased 4% to $4.9 million from $4.7 million. Currency translations negatively impacted reported operating income results by over $.5 million, or 11%. Excluding the effects of the currency translations, operating income increased 15% over the prior year.

The Company's effective tax rate for the quarter ended March 31, 1998 was 38.5% compared to 40.7% for the same period last year. The decrease in the quarter's effective tax rate was primarily the result of lower rates in the Company's international business units.

Net Income for the first quarter of 1998 increased 6% to $2.5 million compared to $2.4 million last year, while diluted EPS rose by 9% to $.12 from $.11 a year ago. Excluding the negative impact of the currency fluctuations of $.4 million or $.02 per share, net income rose 22% over the same period last year while diluted EPS increased by 27%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 1998 was $28.3 million compared to $28.5 million at December 31, 1997. The slight decrease in working capital resulted primarily from the cash portion of the purchase prices relating to the Company's acquisitions net of borrowings ($.5 million), the reclassification of the Company's Industrial Revenue Bond to short term ($.6 million), debt issuance costs relating to the Company's new credit facilities ($.3 million), and capital expenditures ($4.6 million). Offsetting these decreases in working capital were the results of operations and an increase in accrued liabilities.

As of March 31, 1998, the Company had $13.5 million outstanding on its $75.0 million credit facility, and $20 million outstanding in Senior Notes payable.

Capital expenditures for the quarter ended March 31, 1998 were $4.6 million compared to $1.2 million for the same period last year. The Company spent $3.2 million during the first quarter of 1998 on the planned expansion of certain of its operating facilities. Capital expenditures for 1998 are anticipated to be approximately $16 million, including approximately $11 million for the Company's planned operations expansion.

The Company anticipates that existing cash, together with internally generated funds and its credit and stock availabilities will provide the Company with resources that are needed to satisfy potential acquisitions, capital expenditures and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long term capital needs.

FUTURE REQUIRED ACCOUNTING CHANGES

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). This Statement of Position (SOP) provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this SOP will be reported as the cumulative effect of a change in accounting principle. The adoption of this SOP will have no effect on the Company's cash flow, financial condition, or long-term liquidity, but will impact reported results from operations due to the timing of expense recognition for costs covered by this SOP. The Company is currently quantifying the effect on the consolidated financial statements, but anticipates that the adoption of this SOP on January 1, 1999 will result in an immaterial effect on its consolidated financial statements.

OTHER MATTERS

The Company is currently working to resolve the year 2000 issue, which results from the fact that many existing computer programs were designed for optimal computer performance on slower computers during the 1980's, and they did not account for the impact of the upcoming new millenium. In early 1997 the Company completed an impact analysis across all proprietary custom software programs and systems, and has since been reviewing the results for any necessary year 2000 changes. As potential problems are identified, affected programs are being modified by the Company's programming department to ensure future compliance. The Company is also coordinating with clients, vendors, affiliates and other outside parties who may affect, or be affected by, the Company's plans to address the year 2000 issue. Any new programs being developed are being made year 2000 compliant from the outset, while certain existing systems are being made year 2000 compliant as they are reengineered. The Company is targeting January 1, 1999 to complete all mission critical systems, including third party and supply chain vendors, and June 30, 1999 for all other systems, for year 2000 compliancy.

PART II OTHER INFORMATION
-------------------------

ITEM 6  Exhibits and Reports on Form 8-K.
-----------------------------------------

        (a) Exhibits

            27. Financial Data Schedule

        (b) Reports on Form 8-K

                The Company filed a report on Form 8-K with the Commission on March 9, 1998 to report supplemental 1997 Form 10-K financial information related to two financing agreements.

                The Company filed a report on Form 8-K with the Commission on May 12, 1998 reporting the Company's first quarter earnings press release issued on that date.

                               NFO WORLDWIDE, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NFO WORLDWIDE, INC.
                                        (Registrant)


Dated: May 14, 1998                   /s/ Patrick G. Healy
                                      --------------------

                                      Patrick G. Healy,
                                      President - Corporate Products/Systems
                                      Development and Chief Financial Officer
                                      (Authorized Officer of
                                      Registrant and
                                      Principal Financial Officer)

                               NFO WORLDWIDE, INC.
                                INDEX TO EXHIBITS

                                                                     SEQUENTIAL
                                                                        PAGE
EXHIBITS                                                               NUMBER

   27.   Financial Data Schedule