Form 10-Q
period 1998-06-30
NFO WORLDWIDE INC
filed 1998-08-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 0 - 21460

                               NFO WORLDWIDE, INC.
                               -------------------
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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
At August 3, 1998, Registrant had outstanding 21,252,721 shares of Common Stock.

                               NFO WORLDWIDE, INC.
                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION                                             NUMBER

        FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                              3

          Condensed Consolidated Statements of Income                        4

          Condensed Consolidated Statements of Cash Flows                    5

          Condensed Consolidated Statement of
            Stockholders' Equity                                             8

          Notes to Condensed Consolidated Financial Statements               9

        Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                     12

Part II OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                           16

        Signature                                                           17

                              NFO WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         JUNE 30               DECEMBER 31
                                                          1998                    1997
                                                          ----                    ----
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                            $     3,822            $     8,055
  RECEIVABLES:
    TRADE                                                   55,260                 47,044
    UNBILLED                                                17,694                  8,698
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                 10,198                  7,035
                                                       ------------           ------------
    TOTAL CURRENT ASSETS                                    86,974                 70,832
PROPERTY AND EQUIPMENT, NET                                 27,721                 19,917
CUSTOMER LIST, GOODWILL AND
  OTHER INTANGIBLE ASSETS                                   92,771                 74,409
OTHER ASSETS                                                 4,468                  5,116
                                                       ------------           ------------
      TOTAL ASSETS                                     $   211,934            $   170,274
                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT                 $       374            $       346
  ACCOUNTS PAYABLE                                           8,740                  9,139
  ACCRUED EXPENSES                                          15,727                 18,757
  CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED            15,851                 14,126
                                                       ------------           ------------
      TOTAL CURRENT LIABILITIES                             40,692                 42,368
  LONG-TERM DEBT                                            50,811                 24,823
  OTHER LONG-TERM LIABILITIES                                4,611                  4,123
                                                       ------------           ------------
      TOTAL LIABILITIES                                     96,114                 71,314
                                                       ============           ============

MINORITY INTERESTS                                           2,659                  2,236
                                                       ------------           ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.01 PER SHARE;
      60,000 SHARES AUTHORIZED, 21,249 AND
      20,730 ISSUED AND OUTSTANDING
      IN 1998 AND 1997, RESPECTIVELY                           212                    208
  ADDITIONAL PAID-IN CAPITAL                                61,766                 51,766
  RETAINED EARNINGS                                         52,893                 46,045
  ACCUMULATED OTHER COMPREHENSIVE INCOME                    (1,710)                (1,295)
                                                       ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                           113,161                 96,724
                                                       ------------           ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   211,934            $   170,274
                                                       ============           ============

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS                       SIX MONTHS
                                                         ENDED JUNE 30                     ENDED JUNE 30
                                                         -------------                     -------------
                                                   1998              1997              1998              1997
                                                   ----              ----              ----              ----
REVENUES                                     $    65,003       $    47,025       $   115,246       $    89,045
  COST OF REVENUES                                29,769            21,032            52,050            40,148
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       24,433            18,850            45,417            35,629
  DEPRECIATION EXPENSE                             1,172               678             2,120             1,306
  AMORTIZATION EXPENSE                             1,226               722             2,333             1,472
                                             ------------      ------------      ------------      ------------

OPERATING INCOME                                   8,403             5,743            13,326            10,490
  INTEREST EXPENSE, NET                              645                63             1,072                72
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES AND
      OTHER EXPENSES(INCOME)                         104                (3)              277                64
                                             ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                               7,654             5,683            11,977            10,354

    PROVISION FOR INCOME TAXES                     3,062             2,568             4,726             4,469
                                             ------------      ------------      ------------      ------------

NET INCOME BEFORE MINORITY INTERESTS               4,592             3,115             7,251             5,885

MINORITY INTERESTS                                   226               393               403               812
                                             ------------      ------------      ------------      ------------

NET INCOME                                   $     4,366       $     2,722       $     6,848       $     5,073
                                             ============      ============      ============      ============

EARNINGS PER WEIGHTED AVERAGE
  SHARE OUTSTANDING(a):
    BASIC                                           $.21              $.13              $.33              $.25
                                                    ====              ====              ====              ====
    DILUTED                                         $.20              $.13              $.32              $.25
                                                    ====              ====              ====              ====

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING(a):
    BASIC                                         21,200            20,183            20,996            20,129
                                                  ======            ======            ======            ======
    DILUTED                                       21,729            20,572            21,622            20,630
                                                  ======            ======            ======            ======

(a) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on October 15, 1997.

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                    THREE MONTHS                          SIX MONTHS
                                                                   ENDED JUNE 30                        ENDED JUNE 30
                                                               ----------------------              -----------------------
                                                               1998              1997              1998              1997
                                                               ----              ----              ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                               $     4,366       $     2,722       $     6,848       $     5,073
ADJUSTMENTS TO RECONCILE TO NET CASH
USED IN OPERATING ACTIVITIES:
  MINORITY INTERESTS                                             226               393               403               812
  DEPRECIATION EXPENSE                                         1,172               678             2,120             1,306
  AMORTIZATION EXPENSE                                         1,226               722             2,333             1,472
  EQUITY INTEREST IN NET LOSS OF AFFILIATED
    COMPANIES                                                    107                78               172               154
  EXCHANGE GAIN                                                 (312)                0              (312)                0
  DIVIDENDS PAID TO MINORITY INTEREST                              0              (721)                0              (721)
                                                         ------------      ------------      ------------      ------------
      SUBTOTAL                                                 6,785             3,872            11,564             8,096
                                                         ------------      ------------      ------------      ------------

CHANGE IN ASSETS AND LIABILITIES THAT
  PROVIDED (USED) CASH:
    TRADE RECEIVABLES                                            392            (4,231)           (1,763)           (2,738)
    UNBILLED RECEIVABLES                                      (9,196)           (3,038)           (7,160)           (3,462)
    PREPAID EXPENSES AND OTHER
      CURRENT ASSETS                                          (1,726)             (313)           (2,678)           (1,011)
    OTHER ASSETS                                                 249                (8)              586               224
    ACCOUNTS PAYABLE, ACCRUED AND
      OTHER LIABILITIES                                       (4,424)           (2,368)           (3,556)           (2,733)
    CUSTOMER BILLINGS IN EXCESS OF
      REVENUES EARNED                                         (2,240)            2,779            (1,538)              926
                                                         ------------      ------------      ------------      ------------
    NET CASH USED IN OPERATING ACTIVITIES                    (10,160)           (3,307)           (4,545)             (698)
                                                         ------------      ------------      ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                        (3,354)           (1,793)           (7,940)           (2,952)
  ACQUISITIONS (NET OF CASH ACQUIRED)                         (6,669)           (3,892)          (17,158)           (4,972)
  INVESTMENTS IN AFFILIATED COMPANIES                              0               (69)                0              (251)
  PURCHASE OF LICENSE AGREEMENT AND
    OTHER INTANGIBLES                                           (358)             (138)             (426)             (469)
                                                         ------------      ------------      ------------      ------------
  NET CASH USED IN INVESTING ACTIVITIES                      (10,381)           (5,892)          (25,524)           (8,644)
                                                         ------------      ------------      ------------      ------------

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)
                                   (Continued)

                                                                    THREE MONTHS                          SIX MONTHS
                                                                    ENDED JUNE 30                        ENDED JUNE 30
                                                                    -------------                        -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
CASH FLOW FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM ISSUANCE OF STOCK                             598               294             1,069               303
  PAYMENTS ON LONG-TERM DEBT                                  (19,177)             (202)          (57,755)           (4,364)
  BORROWINGS ON LINE OF CREDIT                                 14,532             5,000            43,032             9,000
  BORROWINGS ON SENIOR NOTES                                   20,000                 0            40,000                 0
  DEBT ISSUANCE COSTS                                             (88)                0              (391)                0
                                                          ------------      ------------      ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  15,865             5,092            25,955             4,939
                                                          ------------      ------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           891                32              (119)             (162)
                                                          ------------      ------------      ------------      ------------
CHANGE IN CASH                                                 (3,785)           (4,075)           (4,233)           (4,565)
  CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                         7,607             9,089             8,055             9,579
                                                          ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $     3,822       $     5,014       $     3,822       $     5,014
                                                          ============      ============      ============      ============

       The accompanying notes are an integral part of these statements.

                              NFO WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                         THREE MONTHS           SIX MONTHS
                                        ENDED JUNE 30          ENDED JUNE 30
                                      ----------------       ----------------
                                      1998       1997        1998        1997
                                      ----       ----        ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  INTEREST                           $  270     $  126      $  663      $  204
  INCOME TAXES                       $2,050     $2,558      $2,386      $3,118


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

In March 1998, the Company acquired MarketMind Technologies, and in a separate transaction acquired Ross-Cooper-Lund, for an aggregate total of cash and shares of NFO Common Stock of $12.45 million (see Note 2). In April 1998, the Company acquired CF Group, Inc., for a total value of cash and shares of NFO Common Stock of CDN $14 million (see Note 2). In connection with these purchases, the following liabilities were assumed.

      Fair value of assets acquired               $ 33,292
      Less:  cash paid                             (17,937)
      Less:  224,549 Company shares issued          (4,369)
                                                  ---------
      Liabilities assumed                         $ 10,986
                                                  =========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                      ADDITIONAL                         OTHER
                                                    COMMON             PAID-IN         RETAINED       COMPREHENSIVE
                                     SHARES          STOCK             CAPITAL         EARNINGS          INCOME
                                     ------         -------           --------         --------         -------
BALANCE AT JANUARY 1, 1998           20,730        $    208          $  51,766        $  46,045         $(1,295)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISITIONS                          229               2              4,438

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISTION EARNOUTS                   147               1              3,012

EXERCISE OF STOCK OPTIONS               136               1                914

OTHER STOCK ISSUANCES                     7               -                154

PAYMENT OF NON-RECOURSE NOTES                                                7

TAX BENEFIT ON EXERCISED OPTIONS                                         1,475

TRANSLATION ADJUSTMENTS                                                                                    (415)

NET INCOME                                                                                6,848
                                     ------         -------           --------         --------         -------
BALANCE AT JUNE 30, 1998             21,249         $   212           $ 61,766         $ 52,893         $ (1,710)
                                     ======         =======           ========         ========         ========

         The accompanying notes are an integral part of this statement.

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the Company). All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and sixmonth periods ended
June 30, 1998 and June 30, 1997.

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

Note 2. Acquisitions:

On April 3, 1998 the Company acquired CF Group, Inc. ("CF Group"). Founded in 1932, CF Group is the largest market research organization in Canada. CF
Group is headquartered in Toronto and has client service offices in Montreal, Ottawa and Vancouver. The Company acquired 100 percent of the outstanding stock of CF Group for a total purchase price of approximately CDN $20 million, 70 percent payable at closing, with 75 percent in cash and 25 percent in newly issued shares of NFO common stock. The remaining 30 percent of the purchase price will be payable over the next 2 years, based on CF Group achieving certain earnings targets.

On March 4, 1998 the Company acquired MarketMind Technologies ("MarketMind") and Ross-Cooper-Lund ("RCL"). MarketMind owns and licenses the MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data. RCL is a research-based consulting firm focused on brand-building strategies and is the exclusive licensee of the MarketMind system in the United States. In separate transactions, the Company acquired substantially all the net assets of each company for the combined consideration of $16.6 million. Of the total purchase price, $12.45 million or 75 percent was paid at closing, while the remaining 25 percent will be payable based upon each company achieving certain earnings targets over the next two years. Approximately 85 percent of the closing consideration was paid in cash, and the remainder in newly issued shares of NFO common stock.

All three acquisitions have been accounted for as purchases and the accompanying financial statements include the results of operations from the effective date of acquisition. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision.

The following unaudited pro forma summary presents the condensed consolidated results of operations as if the acquisitions had occurred on January 1, 1997 and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future. The pro forma effects of MarketMind are not material to the three and six month periods ended June 30, 1998 and 1997, and therefore are not included in the table shown here.

                                       THREE MONTHS            SIX MONTHS
                                       ENDED JUNE 30          ENDED JUNE 30
                                     ----------------        ----------------
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
  REVENUES                         $65,003     $55,300     $123,608    $104,896
  NET INCOME                         4,366       2,956        7,240       5,454
  BASIC EARNINGS PER SHARE         $   .21     $   .14     $    .34    $    .27
  DILUTED EARNINGS PER SHARE       $   .20     $   .14     $    .33    $    .26


Note 3. Comprehensive Income:

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive Income is the total of Net Income and all other nonowner changes in equity ("Other Comprehensive Income"). Comprehensive Income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 did not impact results from operations, financial condition, or long-term liquidity, but did require the Company to classify items of Other Comprehensive Income by their nature in the financial statements and display the accumulated balance of Other Comprehensive Income separately in the stockholders' equity section of the Company's consolidated balance sheets.

The Company's total Comprehensive Income for the three months ended June 30, 1998 and 1997 was approximately $3.9 million and approximately $2.7 million, respectively. The Company's total Comprehensive Income for the six months ended June 30, 1998 and 1997 was approximately $6.4 million and approximately $4.8 million, respectively. The Company's total Comprehensive Income includes net income and Other Comprehensive Income. The Company's components of Other Comprehensive Income are currency translation adjustments and minimum pension liability adjustments.

Note 4. Earnings Per Share:

Earnings per share have been restated to give effect to the Company's three-for-two stock split effected on October 15, 1997. The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                                   THREE MONTHS                           SIX MONTHS
                                                                   ENDED JUNE 30                         ENDED JUNE 30
                                                                   -------------                         -------------
                                                               1998              1997               1998                1997
                                                               ----              ----               ----                ----
Net Income Used for Basic and Diluted
  Earnings Per Share                                         $4,366             $2,722             $6,848             $5,073
                                                             ======             ======             ======             ======
Weighted Average Number of Shares
  Outstanding Used for Basic
  Earnings Per Share                                         21,200             20,183             20,996             20,129
Dilutive Stock Options                                          529                372                553                396
Continently Issuable Common Shares                                0                 17                 73                105
                                                             ------             ------             ------             ------
Weighted Average Number of Shares
  Outstanding and Common Share
  Equivalents Used for Diluted Earnings
  Per Share                                                  21,729             20,572             21,622             20,630
                                                             ======             ======             ======             ======

Note 5.  Credit Facilities:

On March 9, 1998, the Company successfully concluded a private placement of $40 million fixed rate Senior Notes and entered into a $75 million revolving credit agreement. Borrowings under these combined $115 million credit facilities are unsecured, the proceeds of which were used to refinance the Company's previous debt of approximately $32 million and will be used to finance future acquisitions, capital expenditures, and working capital. The $75 million revolving credit facility, with an ultimate maturity date of March 2003, replaced the Company's bank line of $35 million and will enable the Company to borrow in multiple currencies at interest rates tied to LIBOR or the prime rate, at the Company's option. The $40 million Senior Notes are due March 1, 2008, bear interest at the fixed rate of 6.43 percent and are to be repaid in equal annual installments of approximately $5.7 million starting in the year 2002.

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


                                                    THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                   -----------------------------     ----------------------------
                                                    PERCENTAGE OF    PERCENTAGE        PERCENTAGE OF    PERCENTAGE
                                                      REVENUES       CHANGE FROM         REVENUES       CHANGE FROM
                                                   1998      1997    PRIOR YEAR      1998       1997    PRIOR YEAR
                                                   ----      ----    ----------      ----       ----    ----------
REVENUES                                           100.0%    100.0%     38.2%        100.0%    100.0%      29.4%
  COST OF REVENUES                                  45.8      44.7      41.5          45.2      45.1       29.6
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         37.6      40.1      29.6          39.4      40.0       27.5
  DEPRECIATION EXPENSE                               1.8       1.4      72.9           1.8       1.5       62.3
  AMORTIZATION EXPENSE                               1.9       1.6      69.8           2.0       1.6       58.5
                                                   ------    ------    ------       ------    ------      ------

OPERATING INCOME                                    12.9      12.2      46.3          11.6      11.8       27.0
  INTEREST EXPENSE, NET                              1.0       0.1        NM           0.9       0.1         NM
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES AND
  OTHER EXPENSES                                     0.1       0.0        NM           0.3       0.1         NM
                                                   ------    ------    ------       ------    ------      ------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTERESTS                              11.8      12.1       34.7         10.4      11.6       15.7
  PROVISION FOR INCOME TAXES                         4.7       5.5       19.2          4.1       5.0        5.8
                                                   ------    ------    ------       ------    ------      ------
NET INCOME BEFORE MINORITY
    INTERESTS                                        7.1       6.6       47.4          6.3       6.6       23.2
  MINORITY INTERESTS                                 0.4       0.8      (42.5)         0.4       0.9      (50.4)
                                                   ------    ------    ------       ------    ------      ------
NET INCOME                                           6.7%      5.8%      60.4%         5.9%      5.7%      35.0%
                                                   ======    ======    =======      ======    ======      ======

                               NFO WORLDWIDE, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

The Company's revenues for the three months ended June 30, 1998 increased 38% to $65.0 million from $47.0 million for the same period last year. Strong performance in the Company's high tech/telecommunications, health care and international business units contributed to the revenue growth. For the six months ended June 30, 1998, revenues increased 29% to $115.2 million from $89.0 million in the same period last year, with these same business units driving the increase for the six month period. The inclusion of newly acquired companies (CM Research acquired in December 1997, RCL and MarketMind acquired in March 1998, and CF Group acquired in April 1998) contributed $14.8 million to the quarter's increase in revenues, and $18.7 to the six month increase. These increases were partially offset by lower revenues in the Company's financial services business unit, where recent mergers have slowed industry wide spending. The growth in overall revenues occurred despite the negative effects of currency exchange translations, which reduced reported revenue growth for the quarter and six month period by 3% during each period, amounting to $1.2 million and $2.7 million, respectively.

Cost of revenues increased 42% in the second quarter to $29.8 million from $21.0 million a year ago primarily due to the inclusion of the Company's newly acquired companies which have higher cost of revenues as a percentage of revenue ($7.0 million), and increased business volume. For the six months ended June 30, 1998, cost of revenues increased 30% to $52.1 million from $40.1 million last year, primarily due to overall increased business volume, and the Company's newly acquired companies ($8.7 million). In addition, currency exchange translations reduced cost of revenues for the quarter and six month period by $.3 million and $.6 million, respectively, in comparison to the same period last year.

Selling, general and administrative expenses increased 30% in the second quarter to $24.4 million from $18.9 million in the same period last year. The primary reasons for the increase was the inclusion of the Company's newly acquired companies ($4.4 million), increased business activity, and inflation. Negative currency exchange translations reduced expenses by $.5 million in the current quarter. In addition, the 1997 second quarter and six month results include
$.4 million in transaction costs associated with the Company's acquisition of Prognostics. For the six month period ended June 30, 1998, selling, general and administrative expenses increased 28% to $45.4 million from $35.6 million last year. The primary reasons for the increase were the inclusion of the Company's newly acquired companies ($6.5 million), increased business activity, increased office lease expenses, and inflation. Offsetting these increases were the negative effects of currency exchange translations ($1.2 million) and the elimination of the transaction costs associated with the 1997 acquisition of Prognostics ($.4 million).

As a result of the items above, operating income for the quarter ended June 30, 1998 increased 46% to $8.4 million from $5.7 million, and for the first six months of 1998 increased 27% to $13.3 million from $10.5 million, compared to the same periods a year ago. Excluding the transaction costs associated with the 1997 acquisition of Prognostics, the Company's operating income increased 36% and 22% for the three and six month periods ending June 30, 1998. Currency translations negatively impacted reported operating income results for the quarter and six month period by $.4 million and $.9 million, respectively.

The Company's effective tax rate for the quarter ended June 30, 1998 was 40.0% compared to 45.2% for the same period last year. For the six month period ended June 30, 1998 the effective tax rate was 39.5% compared to 43.2% in the same period last year. The decreases were primarily the result of lower taxes associated with the Company's international business units.

Net income for the second quarter of 1998 increased 60% to $4.4 million. Diluted earnings per share were $.20 compared to last year's $.13 per share, an increase of 54%. The second quarter 1997 operating results included an after tax charge of $.4 million or $.02 per diluted share relating to transaction costs associated with the acquisition of Prognostics. Excluding this charge, the Company's net income and diluted earnings per share increased by 38% and 33%,respectively, during the second quarter. Net income for the six months ended June 30, 1998 increased 35% to $6.8 million from $5.1 million a year ago, while diluted earnings per share increased by 28%, from $.25 to $.32. Excluding the 1997 Prognostics transaction costs, net income for the six month period grew by 24%, while diluted earnings per share increased by 19%. Negative currency exchange translations reduced net income for the three month period by $.3 million, and for the six months ended June 30, 1998 by $.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 1998 was $46.3 million compared to $28.5 million at December 31, 1997. The increase in working capital resulted primarily from the results of operations for the six months ended June 30, 1998 ($11.6 million), increase in long term debt ($7.4 million), payments in cash (financed by long term debt) and stock of previously accrued acquisition related liabilities ($4.3 million), a reduction in accrued liabilities related to a tax benefit on exercised options ($1.5 million), and working capital provided by the Company's acquisitions ($1 million). Working capital uses during the period included capital expenditures of $7.9 million, and increases in the Company's accounts receivables of $17.2 million, of which $10.3 million was in connection with the newly acquired companies.

As of June 30, 1998 the Company had $9.7 million outstanding on its $75.0 million credit facility, and $40 million outstanding in Senior Notes payable.

Capital expenditures for the quarter ended June 30, 1998 were $3.4 million compared to $1.8 million for the same period last year. For the six months ended June 30, 1998 capital expenditures were $7.9 million compared to $3.0 million a year ago. Capital expenditures for 1998 are anticipated to be approximately $15 million, including approximately $10 million for the Company's planned operations expansions.

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

FUTURE REQUIRED ACCOUNTING CHANGES

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). This Statement of Position (SOP) provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this SOP will be reported as the cumulative effect of a change in accounting principle. The adoption of this SOP will have no effect on the Company's cash flow, financial condition, or long-term liquidity, but will impact reported results from operations due to the timing of expense recognition for costs covered by this SOP. The Company is currently quantifying the effect on the consolidated financial statements.

OTHER MATTERS

The Company is currently working to resolve the year 2000 issue, which results from the fact that many existing computer programs were designed for optimal computer performance on slower computers during the 1980's, and they did not account for the impact of the upcoming new millennium. In early 1997 the Company completed an impact analysis across all proprietary custom software programs and systems, and has since been reviewing the results for any necessary year 2000 changes. As potential problems are identified, affected programs are being modified by the Company's programming department to ensure future compliance. The Company is also coordinating with clients, vendors, affiliates and other outside parties who may affect, or be affected by, the Company's plans to address the year 2000 issue. Any new programs being developed are being made year 2000 compliant from the outset, while certain existing systems are being made year 2000 compliant as they are reengineered. The Company is targeting January 1, 1999 to complete all mission critical systems, including third party and supply chain vendors, and June 30, 1999 for all other systems, for year 2000 compliancy.

PART II   OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27.  Financial Data Schedule

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


                                         NFO WORLDWIDE, INC.
                                         -------------------
                                            (Registrant)


Dated: August 14, 1998                   /s/ Patrick G. Healy
                                         -----------------------
                                         Patrick G. Healy,
                                         President - Corporate Products/Systems
                                         Development and Chief Financial Officer
                                         (Authorized Officer of
                                         Registrant and
                                         Principal Financial Officer)