Form 10-Q
period 1998-09-30
NFO WORLDWIDE INC
filed 1998-11-13
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 0 - 21460


                               NFO WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              06-1327424
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   TWO PICKWICK PLAZA, GREENWICH, CT.                               06830
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (203) 629-8888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 10, 1998, Registrant had outstanding 21,324,278 shares of Common Stock.

                               NFO WORLDWIDE, INC.
                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION                                           NUMBER

         FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Income                      4

           Condensed Consolidated Statements of Cash Flows                  5

           Condensed Consolidated Statement of
             Stockholders' Equity                                           8

           Notes to Condensed Consolidated Financial Statements             9

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   13

Part II  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                         17

         Signature                                                         18

                               NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30           DECEMBER 31
                                                                         1998                   1997
                                                                     ------------           ------------
                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                          $      6,485           $      8,055
  RECEIVABLES:
    TRADE                                                                  52,487                 47,044
    UNBILLED                                                               12,659                  8,698
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                10,765                  7,035
                                                                     ------------           ------------
    TOTAL CURRENT ASSETS                                                   82,396                 70,832
PROPERTY AND EQUIPMENT, NET                                                29,171                 19,917
CUSTOMER LIST, GOODWILL AND
  OTHER INTANGIBLE ASSETS                                                  93,991                 74,409
OTHER ASSETS                                                                5,873                  5,116
                                                                     ------------           ------------
      TOTAL ASSETS                                                   $    211,431           $    170,274
                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT                               $        310           $        346
  ACCOUNTS PAYABLE                                                          8,436                  9,139
  ACCRUED EXPENSES                                                         18,178                 18,757
  CUSTOMER BILLINGS IN EXCESS OF REVENUES EARNED                           11,712                 14,126
                                                                     ------------           ------------
      TOTAL CURRENT LIABILITIES                                            38,636                 42,368

  LONG-TERM DEBT                                                           49,869                 24,823
  OTHER LONG-TERM LIABILITIES                                               4,023                  4,123
                                                                     ------------           ------------
      TOTAL LIABILITIES                                                    92,528                 71,314
                                                                     ------------           ------------
MINORITY INTERESTS                                                          2,709                  2,236
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.01 PER SHARE;
    60,000 SHARES AUTHORIZED, 21,313 AND
    20,730 ISSUED AND OUTSTANDING
    IN 1998 AND 1997, RESPECTIVELY                                            213                    208
  ADDITIONAL PAID-IN CAPITAL                                               62,744                 51,766
  RETAINED EARNINGS                                                        55,453                 46,045
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                   (2,216)                (1,295)
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                          116,194                 96,724
                                                                     ------------           ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    211,431           $    170,274
                                                                     ============           ============

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
REVENUES                                                $  65,486         $  49,340      $ 180,732         $ 138,385

   COST OF REVENUES                                        30,276            21,163         82,393            61,311

   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                               27,690            20,143         73,107            55,772
   AMORTIZATION EXPENSE                                     1,052               876          3,318             2,348
   DEPRECIATION EXPENSE                                       891               731          3,011             2,037
                                                        ---------         ---------      ---------         ---------
OPERATING INCOME                                            5,577             6,427         18,903            16,917

   INTEREST EXPENSE, NET                                      716               274          1,788               346
   EQUITY INTEREST IN NET LOSS
     OF AFFILIATED COMPANIES AND
     OTHER EXPENSES                                           117               173            394               237
                                                        ---------         ---------      ---------         ---------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                        4,744             5,980         16,721            16,334

   PROVISION FOR INCOME TAXES                               2,158             2,464          6,885             6,933
                                                        ---------         ---------      ---------         ---------
NET INCOME BEFORE MINORITY INTERESTS                        2,586             3,516          9,836             9,401

MINORITY INTERESTS                                             25               315            428             1,127
                                                        ---------         ---------      ---------         ---------
NET INCOME                                              $   2,561         $   3,201      $   9,408         $   8,274
                                                        =========         =========      =========         =========
EARNINGS PER WEIGHTED AVERAGE
  SHARE OUTSTANDING(a):
     BASIC                                              $     .12         $     .16      $     .45         $     .41
                                                        =========         =========      =========         =========
     DILUTED                                            $     .12         $     .15      $     .44         $     .40
                                                        =========         =========      =========         =========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING(a):
     BASIC                                                 21,273            20,193         21,093            20,150
                                                        =========         =========      =========         =========
     DILUTED                                               21,605            20,768         21,621            20,676
                                                        =========         =========      =========         =========

(a) For comparability, the earnings per share and share data reflect the three-for-two stock split effected on October 15, 1997.

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                               THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
  NET INCOME                                            $   2,561         $   3,201      $   9,408         $   8,274
  ADJUSTMENTS TO RECONCILE TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES:
    MINORITY INTERESTS                                         25               315            428             1,127
    AMORTIZATION EXPENSE                                    1,052               876          3,318             2,348
    DEPRECIATION EXPENSE                                      891               731          3,011             2,037
    EQUITY INTEREST IN NET LOSS OF
     AFFILIATED COMPANIES                                      79                86            251               240
    DIVIDENDS PAID TO MINORITY INTERESTS                        0                 0              0              (721)

CHANGE IN ASSETS AND LIABILITIES THAT
  PROVIDED (USED) CASH:
    TRADE RECEIVABLES                                       2,638             1,170            875            (1,568)
    UNBILLED RECEIVABLES                                    4,948            (4,150)        (2,212)           (7,612)
    PREPAID EXPENSES AND OTHER
     CURRENT ASSETS                                          (915)              605         (3,593)             (406)
    OTHER ASSETS                                           (1,561)             (119)          (975)              105
    ACCOUNTS PAYABLE, ACCRUED AND
     OTHER LIABILITIES                                      1,106               (29)        (2,915)           (2,762)
    CUSTOMER BILLINGS IN EXCESS OF
     REVENUES EARNED                                       (4,108)           (2,779)        (5,646)           (1,853)
                                                        ---------         ---------      ---------         ---------
    NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                                6,716               (93)         1,950              (791)
                                                        ---------         ---------      ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                     (2,372)           (1,346)       (10,312)           (4,298)
  ACQUISITIONS (NET OF CASH ACQUIRED)                        (990)           (9,358)       (18,148)          (14,330)
  INVESTMENTS IN AFFILIATED COMPANIES AND
    OTHER INTANGIBLES                                         (14)              (50)          (207)             (770)

    NET CASH USED BY INVESTING ACTIVITIES                  (3,376)          (10,754)       (28,667)          (19,398)
                                                        ---------         ---------      ---------         ---------

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)
                                   (Continued)

                                                               THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
CASH FLOW FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUANCE OF STOCK                          0               224          1,057               527
   PAYMENTS ON LONG-TERM DEBT                              (3,552)              (76)       (61,307)           (4,440)
   BORROWINGS ON LINE OF CREDIT                             3,000            10,500         46,032            19,500
   BORROWINGS ON SENIOR NOTES                                   0                 0         40,000                 0
   DEBT ISSUANCE COSTS                                          0                 0           (391)                0
                                                        ---------         ---------      ---------         ---------
     NET CASH (USED) PROVIDED
      BY FINANCING ACTIVITIES                                (552)           10,648         25,391            15,587
                                                        ---------         ---------      ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (125)              (62)          (244)             (224)
                                                        ---------         ---------      ---------         ---------

CHANGE IN CASH                                              2,663              (261)        (1,570)           (4,826)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      3,822             5,014          8,055             9,579
                                                        ---------         ---------      ---------         ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $   6,485         $   4,753      $   6,485         $   4,753
                                                        =========         =========      =========         =========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                               THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                              $   1,385         $     112      $   2,048         $     316
  INCOME TAXES                                          $   1,756         $   2,549      $   4,142         $   5,667


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 1998, the Company acquired MarketMind Technologies, and in a separate transaction acquired Ross-Cooper-Lund, for an aggregate total of cash and shares of NFO Common Stock of $12.45 million (see Note 2). In April 1998, the Company acquired CF Group, Inc., for a total value of cash and shares of NFO Common Stock of CDN $14 million (see Note 2). In August 1998, the Company acquired Stochastic International Pty. Ltd., for a total value of cash and shares of NFO Common Stock of $1.98 million (see Note 2). In connection with these purchases, the following liabilities were assumed.

         Fair value of assets acquired                       $ 36,048
         Less: cash paid                                      (18,927)
         Less: 284,846 Company shares issued                   (5,359)
                                                             --------
         Liabilities assumed                                 $ 11,762
                                                             ========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                                                                                      ACCUMULATED
                                                                      ADDITIONAL                         OTHER
                                                         COMMON         PAID-IN         RETAINED     COMPREHENSIVE
                                          SHARES          STOCK         CAPITAL         EARNINGS         INCOME
                                          ------          -----         -------         --------         ------
BALANCE AT JANUARY 1, 1998                20,730        $   208         $51,766          $46,045        $(1,295)

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISITIONS                               293              3           5,428

COMMON STOCK ISSUED IN
  CONJUNCTION WITH
  ACQUISTION EARNOUTS                        147              1           3,012

EXERCISE OF STOCK OPTIONS                    136              1             914

OTHER STOCK ISSUANCES                          7                            142

PAYMENT OF NON-RECOURSE NOTES                                                 7

TAX BENEFIT ON EXERCISED OPTIONS                                          1,475

TRANSLATION ADJUSTMENTS                                                                                    (921)

NET INCOME                                                                                 9,408
                                          ------        -------         -------          -------        -------
BALANCE AT SEPTEMBER 30, 1998             21,313        $   213         $62,744          $55,453        $(2,216)
                                          ======        =======         =======          =======        =======

         The accompanying notes are an integral part of this statement.

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Financial Statements:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the Company). All significant intercompany amounts have been eliminated. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998, and September 30, 1997.

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

Note 2.  Acquisitions:

On August 31, 1998, the Company acquired Stochastic International Pty. Ltd. ("Stochastic"). Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in Australia. The Company acquired substantially all the net assets of Stochastic for a total purchase price of approximately $2.5 million, $2 million payable at closing in equal amounts of cash and newly issued shares of NFO common stock and the balance payable at the end of the next two years. A further amount is payable at the end of three years, providing that Stochastic achieves certain revenue targets during the third year.

On April 3, 1998, the Company acquired CF Group, Inc. ("CF Group"). Founded in 1932, CF Group is the largest custom market research organization in Canada. CF Group is headquartered in Toronto and has client service offices in Montreal, Ottawa and Vancouver. The Company acquired 100 percent of the outstanding stock of CF Group for a total purchase price of approximately CDN $20 million, 70 percent payable at closing, with 75 percent in cash and 25 percent in newly issued shares of NFO common stock. The remaining 30 percent of the purchase price will be payable over the next two years based on CF Group achieving certain earnings targets.

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

All four acquisitions have been accounted for as purchases and the accompanying financial statements include the results of operations from the effective date of acquisition. The purchase price allocations are based on preliminary estimates of fair market value and are subject to revision.

The following unaudited pro forma summary presents the condensed consolidated results of operations as if the acquisitions had occurred on January 1, 1997, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future. The pro forma effects of MarketMind and Stochastic are not material to the three and nine month periods ended September 30, 1998 and 1997, and therefore are not included in the table shown here.

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
     REVENUES                                           $  65,486         $  57,636      $ 189,175         $ 162,532
     NET INCOME                                             2,561             3,371          9,817             8,849
     BASIC EARNINGS PER SHARE                           $     .12         $     .17      $     .46         $     .43
     DILUTED EARNINGS PER SHARE                         $     .12         $     .16      $     .45         $     .42

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

The Company's total Comprehensive Income for the three months ended September 30, 1998 and 1997, was approximately $2.1 million and approximately $3.1 million, respectively. The Company's total Comprehensive Income for the nine months ended September 30, 1998 and 1997, was approximately $8.5 million and approximately $7.9 million, respectively. The Company's total Comprehensive Income includes net income and Other Comprehensive Income. The Company's components of Other Comprehensive Income are currency translation adjustments and minimum pension liability adjustments.

Note 4.  Earnings Per Share:

Earnings per share have been restated to give effect to the Company's three-for-two stock split effected on October 15, 1997. The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                             ------------------               ------------------
                                                           1998              1997           1998              1997
                                                           ----              ----           ----              ----
Net Income Used for Basic and Diluted
  Earnings Per Share                                    $   2,561         $   3,201      $   9,408         $   8,274
                                                        =========         =========      =========         =========
Weighted Average Number of Shares
  Outstanding Used for Basic
  Earnings Per Share                                       21,273            20,193         21,093            20,150
Dilutive Stock Options                                        328               494            478               429
Contingently Issuable Common Shares                             4                81             50                97
                                                        ---------         ---------      ---------         ---------
Weighted Average Number of Shares
  Outstanding and Common Share
  Equivalents Used for Diluted Earnings
  Per Share                                                21,605            20,768         21,621            20,676
                                                        =========         =========      =========         =========

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

Note 6.  Subsequent Events:

On October 23, 1998, the Company acquired City Research Group Plc ("City Research"). City Research, founded in 1978 and headquartered in London, England, is a leading U.K. market research firm specializing in commercial banking. The Company acquired all the outstanding stock of City Research for total consideration of approximately $2.4 million, $1.5 million payable in cash at closing and the remainder payable over the next two years in cash and stock based on City Research achieving certain earnings targets. The purchase will be accounted for using the purchase method of accounting.

On October 1, 1998, the Company acquired Donovan Research Pty. Ltd. ("Donovan"). Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of MarketMind, a global brand tracking system acquired by NFO in March 1998. The Company acquired substantially all the net assets of Donovan for cash consideration of approximately $2.5 million, $2 million payable at closing and the remainder payable over the next two years based on Donovan's achievement of certain earnings targets. The purchase will be accounted for using the purchase method of accounting.

On October 5, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "SR Plan") by declaring a dividend distribution of one preferred share purchase right (a "Right") for each share of the Company's common stock. The SR Plan is intended to give the Company's Board of Directors sufficient time to respond to an unsolicited tender offer or other attempted acquisition. Under the SR Plan, Rights were issued to stockholders of record as of October 15, 1998, and will expire after ten years, unless earlier redeemed or exchanged by the Company. The Rights distribution is not taxable to stockholders.

The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon the consummation of which would result in 15% ownership. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $50.00. If, however, a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder, other than such person or members of such group, to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such exercise price.

Under certain circumstances, the Company's Board of Directors may exchange the Right, in whole or in part, at an exchange ratio of one share of common stock (or one-hundredth of a share of the new series of preferred stock) per Right. Prior to the acquisition by a person or group of beneficial owners of 15% or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. Prior to such time, the terms of the Rights may be amended by the Board.

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

                                          THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                          -------------------------------        ------------------------------
                                          PERCENTAGE OF         PERCENTAGE       PERCENTAGE OF     PERCENTAGE
                                            REVENUES            CHANGE FROM        REVENUES        CHANGE FROM
                                        1998        1997        PRIOR YEAR     1998        1997    PRIOR YEAR
                                        ----        ----        -----------    ----        ----    -----------
REVENUES                               100.0%      100.0%          32.7%      100.0%      100.0%      30.6%
  COST OF REVENUES                      46.2        42.9           43.1        45.6        44.3       34.4
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             42.3        40.8           37.5        40.5        40.3       31.1
  AMORTIZATION EXPENSE                   1.6         1.8           20.1         1.8         1.7       41.3
  DEPRECIATION EXPENSE                   1.4         1.5           21.9         1.6         1.5       47.8
                                       -----       -----          -----       -----       -----      -----
OPERATING INCOME                         8.5        13.0          (13.2)       10.5        12.2       11.7
  INTEREST EXPENSE, NET                  1.1         0.6          161.3         1.0         0.3      416.8
  EQUITY INTEREST IN NET LOSS
    OF AFFILIATED COMPANIES AND
    OTHER EXPENSES                       0.2         0.3          (32.4)        0.2         0.1       66.2
                                       -----       -----          -----       -----       -----      -----
INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                     7.2        12.1          (20.7)        9.3        11.8        2.4
  PROVISION FOR INCOME TAXES             3.3         5.0          (12.4)        3.9         5.0       (0.7)
                                       -----       -----          -----       -----       -----      -----
NET INCOME BEFORE MINORITY
  INTERESTS                              3.9         7.1          (26.5)        5.4         6.8        4.6
  MINORITY INTERESTS                     0.0         0.6          (92.1)        0.2         0.8      (62.0)
                                       -----       -----          -----       -----       -----      -----
NET INCOME                               3.9%        6.5%         (20.0)%       5.2%        6.0%      13.7%
                                       =====       =====          =====       =====       =====      =====

OPERATIONS

The Company's revenues for the three months ended September 30, 1998, increased 33% to $65.5 million from $49.3 million for the same period last year. Strong performance in the Company's high tech/telecommunications, packaged goods and health care business units contributed to the revenue growth. For the nine months ended September 30, 1998, revenues increased 31% to $180.7 million from $138.4 million in the same period last year, with the high tech/telecommunications, international and health care business units driving the increase. The inclusion of newly acquired companies (CM Research acquired in December 1997; RCL and MarketMind, March 1998; CF Group, April 1998; and Stochastic, August 1998), contributed $13.9 million to the quarter's increase in revenues, and $ 32.5 million to the nine month increase. These increases were somewhat offset by a reduction in revenues in the Company's financial services business unit, where client spending levels have been reduced by recent merger activity. The growth in overall revenues occurred despite the negative effects of currency exchange translations, which reduced reported revenue growth for the quarter and nine month periods by $.5 million (1%) and $3.2 million (2%), respectively. Excluding currency effects and PSI Global, the Company's lead financial services unit, the Company's consolidated revenues grew 14% and 16% over the same three and nine month periods last year, respectively, on a comparable basis.

Cost of revenues increased 43% in the third quarter to $30.3 million from $21.2 million a year ago primarily due to the inclusion of the Company's newly acquired companies, which also have higher cost of revenues as a percentage of revenue, increased business volume and inflation. For the nine months ended September 30, 1998, cost of revenues increased 34% to $82.4 million from $61.3 million last year, primarily due to the Company's newly acquired companies ($15.9 million), overall increased business volume, and inflation. In addition, currency exchange translations reduced cost of revenues for the quarter and nine month period by $.5 million and $ 1.3 million, respectively, in comparison to the same period last year. Cost of revenues as a percentage of revenues increased in the current quarter and in the nine month period as a result of lower than expected revenues in syndicated products at PSI Global compared to the same periods in the prior year.

Selling, general and administrative expenses increased 38% in the third quarter to $27.7 million from $20.1 million in the same period last year. The primary reasons for the increase were the inclusion of the Company's newly acquired companies ($4.9 million), increased business activity including increased staffing costs ($1.8 million), the costs of increased office space at three operating subsidiaries and inflation. Offsetting these increases were the negative effects of currency exchange translations ($.1 million) and the elimination of the transaction costs associated with the 1997 acquisition of The MBL Group plc ("MBL") ($.8 million). For the nine month period ended September 30, 1998, selling, general and administrative expenses increased 31% to $73.1 million from $55.8 million last year. The primary reasons for the increase were the inclusion of the Company's newly acquired companies ($12.2 million), increased business activity including staffing costs ($3.2 million), increased office lease expenses, and inflation. Offsetting these increases were the negative effects of currency exchange translations ($1.3 million) and the elimination of the transaction costs associated with the 1997 acquisitions of MBL and Prognostics ($1.3 million).

As a result of the items above, operating income for the quarter ended September 30, 1998, decreased 13% to $5.6 million from $6.4 million, compared to the same period a year ago. The decrease is principally a result of the substantially lower operating results posted by PSI Global, the Company's lead financial services unit. Operating income for the first nine months of 1998 increased 12% to $18.9 million from $16.9 million, compared to the same period a year ago. Currency translations negatively impacted reported operating income results for the nine month period by $.8 million.

The Company's effective tax rate for the quarter ended September 30, 1998, was 45.5% compared to 41.2% for the same period last year. This increase is principally the result of an increase in the proportion of the Company's income derived from companies located in higher tax jurisdictions. For the nine month period ended September 30, 1998, the effective tax rate was 41.2% compared to 42.4% in the same period last year.

Net income for the third quarter of 1998 decreased 20% to $2.6 million from $3.2 million for the same period in 1997. Diluted earnings per share were $.12 compared to last year's $.15 per share, a decrease of 20%. The third quarter 1997 operating results included an after tax charge of $.8 million or $.04 per diluted share relating to transaction costs associated with the Company's acquisition of MBL. Net income for the nine months ended September 30, 1998, increased 14% to $9.4 million from $8.3 million a year ago, while diluted earnings per share increased by 10%, from $.40 to $.44. Included in the 1997 nine month results are transaction costs of $1.3 million relating to the acquisitions of MBL and Prognostics. Currency exchange translations increased net income for the three month period by $.1 million, and decreased net income for the nine months ended September 30, 1998, by $.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 1998, was $43.8 million compared to $28.5 million at December 31, 1997. The increase in working capital resulted primarily from the results of operations for the nine months ended September 30, 1998, ($15.7 million), increased long term debt ($4.0 million), payments in cash (financed by long term debt) and stock of previously accrued acquisition related liabilities ($4.3 million), a reduction in accrued liabilities related to a tax benefit on exercised options ($1.5 million), and working capital provided by the Company's acquisitions ($2.3 million). Working capital uses during the period included capital expenditures of $10.3 million, increases in other assets ($2.1 million), and increases in the Company's accounts receivables of $9.4 million, of which $9.8 million was in connection with the newly acquired companies.

As of September 30, 1998, the Company had $8.9 million outstanding on its $75.0 million credit facility, and $40 million outstanding in Senior Notes payable.

Capital expenditures for the quarter ended September 30, 1998, were $2.4 million compared to $1.3 million for the same period last year. For the nine months ended September 30, 1998, capital expenditures were $10.3 million compared to $4.3 million a year ago. Capital expenditures for 1998 are anticipated to be approximately $14 million, including approximately $10 million for the Company's planned operations expansions.

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

FUTURE REQUIRED ACCOUNTING CHANGES

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This Statement of Position (SOP) provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP will reduce reported results from operations due to the timing of expense recognition for costs covered by this SOP by an immaterial amount arising from the establishment of certain European joint ventures.

OTHER MATTERS

The Company is currently working to resolve the Year 2000 issue. In early 1997 the Company completed an impact analysis across all proprietary custom software programs and systems. As a result of this analysis, affected programs are being modified by the Company's programming departments to ensure future compliance. Any new programs being developed are being made Year 2000 compliant from the outset, while certain existing systems are being made Year 2000 compliant as they are reengineered.

The Company operates subsidiaries and divisions worldwide. While many of these operations are already Year 2000 compliant in hardware, software and embedded systems, other operations are still in the process of upgrading their systems for Year 2000 compliance. The Company is in the process of testing its mission critical and non-critical systems and software for Year 2000 compliance by using a test date of January 1, 2000. In instances where the Year 2000 date is not properly processed, the systems and software are upgraded and re-tested as necessary for Year 2000 compliance. Mission critical applications and systems have been prioritized for Year 2000 compliance, and many of those systems are already compliant.

The Company believes the most likely worst case scenario would be for a non-critical application or system to not be Year 2000 compliant on January 1, 2000. The Company's contingency plan includes manually addressing non-critical applications and systems compliance problems. Additionally, the Company has the ability to readily outsource many of its data collection and processing processes should the need arise.

The Company is also coordinating with clients, vendors, affiliates and other outside parties who may affect, or be affected by, the Company's plans to address the Year 2000 issue. During 1998, the Company sent surveys to these outside parties inquiring as to their status in addressing the Year 2000 issue within their respective organizations. Although the results of those surveys are still being gathered and analyzed, the Company does not believe the effect of non-compliance with Year 2000 on the part of any individual or group of outside parties would have a material negative impact on the Company's day-to-day operations.

The Company is targeting January 1, 1999, to complete mission critical systems, including third party and supply chain vendors, and June 30, 1999, for all other systems, for Year 2000 compliance. The Company estimates that total Year 2000 compliance costs incurred from 1997 through September 30, 1998, approximate $275,000, and the estimated future cost to complete Year 2000 compliance is approximately $600,000, including capital expenditures of approximately $200,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As certain of the statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of the Company's competition on client purchasing decisions, the strategic decisions of the Company's management team, the extent to which the Company is successful in developing and marketing its interactive market research techniques and other factors referenced in this report. In addition, the success of the Company's worldwide expansion efforts is dependent in part on the successful application of NFO's methodologies to different business and consumer environments. To understand the additional risks which may affect the Company's future performance, refer to Part 1 of NFO's 1997 Annual Report on Form 10-K filed on March 30, 1998.

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K with the Commission on October 6, 1998, in respect of the registration of the rights issuable pursuant to the terms and conditions of the Company's Stockholder Rights Plan and a press release announcing a downturn in expected third quarter earnings.

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


                                         NFO WORLDWIDE, INC.
                                         -------------------
                                            (Registrant)


Dated: November 13, 1998                 /s/ Patrick G. Healy
                                         --------------------
                                         Patrick G. Healy,
                                         President - Corporate Products/Systems
                                         Development and Chief Financial Officer
                                         (Authorized Officer of Registrant and
                                         Principal Financial Officer)