Form 10-K
period 1998-12-31
NFO WORLDWIDE INC
filed 1999-03-31
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO _________

                        COMMISSION FILE NUMBER: 0 - 21460

                               NFO WORLDWIDE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   06-1327424
              --------                                   ----------
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)

2 PICKWICK PLAZA, GREENWICH, CT.                            06830
--------------------------------                            -----
(Address of principle executive offices)                 (Zip Code)


                                (203) 629 - 8888
                                ----------------
              (Registrant's telephone number, including area code)

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, was approximately $160,431,671.

As of March 26, 1999, there were 21,435,826 shares of the registrant's Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

         Selected portions of NFO Worldwide, Inc.'s 1999 Proxy Statement are incorporated by reference into Part III of this report on Form 10-K.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As certain of the statements made in the Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of the Company's competition on client purchasing decisions, the strategic decisions of the Company's management team, the extent to which the Company is successful in developing and marketing its interactive marketing research techniques, the effect of foreign exchange rate fluctuations, and other factors referenced in this Form 10-K. In addition, the success of the Company's worldwide expansion efforts is dependent in part upon the successful application of NFO's methodologies to different business and consumer environments.

ITEM 1.  BUSINESS

ORGANIZATION

NFO Worldwide, Inc., together with its subsidiaries (the "Company" or "NFO"), is a leading provider of research-based marketing information and counsel to the worldwide business community, including over 3,000 clients globally. The Company combines in-depth knowledge of key market sectors - consumer packaged goods and foods, healthcare, financial services, travel and leisure, information technology, automotive and business-to-business - with innovative data collection methodologies and value added products. Key products and services include continuous brand tracking, online research, consumer panels, and multi-country research, as well as market evaluation, product development, customer satisfaction, pricing, distribution and advertising effectiveness.

Through its proprietary pre-recruited consumer panel (the "NFO Panel" or the "Panel") and other specialized databases, NFO offers access to over 600,000 North American households (over 1.5 million people) and to over 100,000 European households. The Company offers its clients a wide variety of marketing research services that identify and measure consumer beliefs, attitudes and behavior regarding specific products and services. The Company believes that's its products and services enable clients to develop better products, build more powerful brands, and design and implement more effective marketing and advertising strategies. The Company provides its services in 31 countries and has 12,600 full and part-time employees.

The Company provides its marketing information services, databases and marketing research services to a diverse group of clients, including 59 of the largest 100 companies of the FORTUNE 500 list, 23 of the top 25 U.S. bank holding companies, and 37 of the world's 50 largest pharmaceutical firms. The Company also conducts the Consumer Confidence Survey for the Conference Board that is recognized as a leading economic indicator by the U.S. Department of Commerce.

The Company, through its largest subsidiary NFO Research, Inc. ("NFOR"), pioneered panel research over 50 years ago. The size and diversity of the NFO Panel allows for specialized research targeting specific ethnic and demographic segments in addition to routine types of marketing studies. The integrity of the Panel is maintained through the expertise of a highly trained and knowledgeable staff, state-of-the-art database systems, and an unwavering focus on developing a strong rapport with Panel members. The Company believes that the size and quality of the NFO Panel, its expertise in the custom design and execution of marketing research, its experience in panel and information management and its systems and processing capabilities give it a competitive advantage over other marketing and consumer information services firms. The Company also believes that these advantages enable it to identify various targeted consumer groups and to measure their responses to or use of particular products and services generally on a more timely and cost-effective basis than firms using non-panel research methods.

In September 1997, the Company changed its name from NFO Research, Inc. to NFO Worldwide, Inc., reflecting its rapidly expanding international presence, as well as its growing capabilities and commitment to meeting its clients' requirements with world-class quality, effectiveness, speed and efficiency. The Company was named one of the 200 Best Small companies in America by Forbes magazine in 1996 and 1997 and has since outgrown the criteria for the award. Recently, the Company was named by Inside Research magazine as the fastest growing marketing research firm in the world for the past five years. Furthermore, as evidence of its dynamic growth strategy and desire for heightened visibility in worldwide markets, in December 1997 the Company's common stock was listed on the New York Stock Exchange. Since going public in 1993, the Company's stock had been traded on the NASDAQ.

ACQUISITIONS (1998). This past year was a period of unprecedented growth through acquisitions at NFO. Most significant was the November 1998 acquisition of Infratest Burke Aktiengesellschaft Holding ("Infratest Burke"). Founded in 1947, Infratest Burke is headquartered in Munich, Germany, and ranks as one of the top four custom marketing research firms in Europe with 35 offices in 15 countries. The combination of NFO and Infratest Burke created the sixth largest marketing research firm in the world, and one of the top three custom marketing research companies globally. NFO was already the largest custom marketing research firm in North America.

The Company completed two acquisitions in October 1998, Donovan Research Pty. Ltd. ("Donovan") and City Research Group Plc ("City Research"). Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of MarketMind(TM), a global brand tracking system acquired by NFO in March 1998. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in financial services. The company provides syndicated products customized for commercial banking clients, including comprehensive market share data and information relating to customer needs, customer satisfaction, and customer retention.

The Company acquired Stochastic International Pty. Ltd. ("Stochastic") in August 1998. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London, England.

The Company completed three separate acquisitions in the spring of 1998, CF Group, Inc. ("CF") in April and MarketMind Technologies ("MarketMind") and Ross-Cooper-Lund ("RCL") in March. Founded in 1932, CF is headquartered in Toronto and has client service offices in Montreal, Ottawa and Vancouver. CF operates three divisions within Canada - Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants ("ARC"), and Burke International Research - which provide marketing, social and business research services across a variety of industries. CF's data collection capabilities include the largest personal (in-home) interviewing force in Canada, the largest CATI (computer-assisted telephone interviewing) system throughout 9 Canadian cities, and extensive mall interviewing facilities. Additionally, CF maintains a consumer access panel similar to NFOR's, which allows the Company to offer its clients seamless cross-border panel-based research.

MarketMind, founded in 1987 with offices in Teaneck, New Jersey, and Melbourne, Australia, owns and licenses the MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data.

RCL is a rapidly growing research-based consulting firm that conducts large-scale studies that help clients to diagnose and monitor brand communications and to optimize media budgets. RCL is located in Teaneck, New Jersey, and is the exclusive licensee of the MarketMind(TM) system in the U.S.

ACQUISITIONS (1997). The Company aggressively pursued its growth-via-acquisition strategy in 1997 with the December acquisition of New Zealand-based CM Research Group ("CM Research"), the leading provider of custom marketing research in that country and one of the largest marketing research organizations in Australia. CM Research has 5 offices and 5 separate operating companies, and conducts studies for a diversified list of blue chip clients. CM Research became part of MBL (defined below) for operational purposes, making the latter one of only three marketing research firms in the world with full coverage of the Australasia region.

The Company took significant steps to expand its presence overseas when, in July 1997, it acquired The MBL Group Plc ("MBL"), a leading international marketing research firm. MBL has 19 companies and 27 offices in 17 countries throughout the world, including the UK, the Middle East, Asia, Mainland China and Southeast Asia. Within the group, MBL has specialists in ad hoc quantitative research, qualitative research, telephone research, and executive interviewing. MBL also has specialists in consumer, social, industrial, and business-to-business research and expertise in packaged goods, automotive, pharmaceutical, financial, airline and travel industries. MBL's services include new product development assistance, corporate image evaluation, employee and customer satisfaction research, total quality management studies, brand-development monitoring, and advertising development and tracking.

The Company expanded its presence in the financial services industry through the May 1997 acquisition of Access Research ("Access") by Spectrem. Access was founded in 1987 and has built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The combined resources of Spectrem and Access allow clients to benefit from the most extensive and accurate research on plan sponsors, plan participants and performance benchmarks, along with expert advice on how to use that information to make successful decisions.

In April, the Company acquired Prognostics, one of the leading providers of survey-based quantitative customer satisfaction research to information technology companies. Prognostics is based on Palo Alto, California, with additional offices in Boston and London, and an affiliate relationship in Tokyo. Through its proprietary software, advanced survey methodology and in-depth industry knowledge, Prognostics offers the most complete range of services in the marketplace. Information technology companies, having begun to shift from an internal, engineering-based focus to an external, market-driven philosophy, utilize Prognostics' services to assess their strengths, vulnerabilities and competitive opportunities. The end result for the client is improved customer retention rates, better-quality decisions and more efficient use of resources.

ACQUISITIONS (PRE-1997). In 1994, the Company acquired Payment Systems, Inc. ("PSI"), a Tampa, Florida-based provider of syndicated research products to the financial services industry. PSI has over 100 clients in such financial service areas as retail, corporate and private banking, insurance, mutual funds, and credit cards. PSI is also very active in the international market, with its London office surveying households in nearly a dozen European countries to determine consumer attitudes toward the usage of debit cards and other financial products. Additionally, PSI conducts research in Africa, the Middle East, the Asia-Pacific region, and in six Latin American countries.

In 1996, as part of its strategy to diversify into the investment industry and insurance sectors, PSI acquired Spectrem, which is headquartered in San Francisco and has offices in New York, Los Angeles, Chicago, and Philadelphia. Spectrem began operations in 1990 and has grown into a premiere provider of consulting, mergers and acquisition advice and customized information products to companies in the rapidly expanding investment services industry.

In response to the competitive environment within the healthcare industry and the resulting opportunities afforded to providers of marketing information, the Company acquired Migliara/Kaplan Associates ("M/K") and its affiliate, Chesapeake Surveys Inc. ("CSI"), in 1996. M/K, with offices in Baltimore and Princeton, is the nation's largest custom market research firm serving the pharmaceutical industry. CSI provides data collection and survey services. The studies conducted by M/K and CSI involve not only doctors but other third parties, which compliments the NFOR HealthMed division's focus on the consumer. M/K's clients now gain a multi-faceted perspective on all of the latest issues affecting the healthcare and pharmaceutical industry.

Another rapidly changing industry is travel and tourism, which the Company serves through its Plog Research Inc. ("Plog") subsidiary. Acquired in 1996, Plog is based in Los Angeles and is a leading provider of syndicated research to airlines, hotels, cruise lines and rental car companies. Plog has also conducted both custom and large-scale multi-sponsored studies for major travel and leisure industries.

In 1995, the Company signed a joint venture agreement with IPSOS, S.A. ("IPSOS"), a major European marketing research firm, and LT Participations ("LT"), an IPSOS affiliate, to launch access panel activities in Europe. Under the terms of the agreement, NFO, IPSOS and LT have agreed to launch joint venture companies, initially in five western European countries. As part of the agreement, NFO purchased a comparable portion of IPSOS' existing access panel businesses in Germany and France during 1996, and operations subsequently began in the UK and Italy, also. The joint ventures' international subsidiaries include a combined panel of nearly 100,000 households in Germany, France, the UK and Italy.

NFO Worldwide is committed to providing its clients with increasingly innovative, results-oriented solutions to their information needs. This is why the Company has changed so dramatically over the years and will continue to do so in the future as it strives to become the undisputed global leader in the marketing information business.

BUSINESS STRATEGY

The Company's goal is to become the worldwide leader in custom marketing research. In order to accomplish this mission, NFO is aggressively pursuing a four-pronged business development strategy.

BROADEN AND EXPAND CORE BUSINESS. The Company is combining and leveraging its outstanding array of branded products, innovative research techniques and people, with its global scale and vertical market sector expertise. The Company intends to develop new services and research concepts that will distinguish it from other marketing research companies while furthering its development as a marketing information services company that can deliver superior research products on a world-wide scale. The Company intends to use its panel methodology and expertise in custom and syndicated research to expand existing client relationships and to target new clients, particularly in the pharmaceutical, high tech, telecommunications and financial services industries in which the Company perceives a growing need for marketing research. The Company also is keenly interested in developing, purchasing or licensing additional, horizontal value-added products and services in areas such as ad testing, market modeling, and brand equity/continuous tracking. It is hoped that the Company can utilize its strong client relationships within its vertical industries to make these new products and services commercially successful. The Company has expanded beyond its core packaged goods business with new services while developing a strong presence in healthcare, information technologies/telecommunications, and financial services.

TECHNOLOGICAL ADVANCEMENTS. The Company's strategy is to pioneer new advances in technology that will deliver its services more quickly, cost effectively, and creatively, including opportunities in the areas of on-line marketing research and data collection. The Company's focus on technological advancement is twofold: internal and external. On the internal side, the Company is constantly searching for ways to speed delivery of its services to its clients, and improve the quality of and/or reduce the cost of its services. In 1998, the Company deployed various technologies to speed the labor-intensive coding process for processing questionnaires. In addition, the Company is currently in the process of upgrading its questionnaire development to Microsoft Word for enhanced compatibility. The Company also uses a predictive dialer that eliminates the time telephone interviewers formerly spent dialing numbers and receiving busy signals, thus increasing productivity of the telephone center. Additionally, NFO data networks were upgraded to provide enhanced network connectivity between the Company's offices, and the Company utilizes a document imaging system that saves a significant amount of the time required to process questionnaire responses compared to conventional data entry.

NFO believes that the advent and growing penetration of on-line and Internet services will change the mix of media used to conduct marketing research and will grow the overall size of the marketing research industry. Industry growth and media shift will be driven by several factors: 1) high speed access to the needs, opinions and behaviors of consumers provided by interactive research will make marketing research in general a more applicable and necessary business function, especially in those industries where the demand for shorter product development cycles are most acute; 2) the increasing penetration of interactive communication technologies into U.S. and eventually international homes will make interactive-based research a preferred method for researching the general population; 3) the greater customer value provided by interactive-based research will increase interactive research at the expense of existing methodologies, and also cause the overall industry to grow.

To address these issues, in 1996 the Company established the NFO Interactive division for the purpose of developing an interactive methodology for performing marketing research. During 1996, the Company developed NFO//net.source, the world's largest representative panel of interactive users, which currently numbers over 190,000 households and over 530,000 individuals. By utilizing e-mail and the World Wide Web to communicate with these panelists, the elapsed time of collecting research information is shortened. This Interactive Panel enables NFO to provide clients with access to a rich source of information about the interactive market and provides the ability to conduct interactive research with accuracy and speed.

The Company has created proprietary software systems to facilitate the information collection process and shorten the cycle times required for marketing research. These systems include survey development tools, database management and integration systems, analytic software and Internet software reporting tools. Development has also included extensive process development and calibration studies to ensure NFO's interactive methods provide accurate results and are responsive to customer needs.

The Company's interactive products include NFO//net.survey, custom quantitative research via the Internet, NFO//net.gauge, web-site evaluation services, NFO//net.focus, the conduct of focus groups using the Internet, NFO//net.concept, a new tool to speed time to market and save product development resources, and NFO//net.query, an interactive weekly e-mail survey. The products are marketed by the various NFO companies. In addition, the Company has forged separate strategic alliances with major players in the high tech industry, which will enable it to further develop and provide value-added products and services to its customer base. These alliances include Yahoo!, Jupiter Communications, and LiveWorld Productions. These relationships allow NFO to provide innovative research methodologies, including the conduct of virtual focus groups and the presentation of unique imaging capabilities. The Company expects to incorporate additional technologies to advance the effectiveness and applications of marketing research. The Company believes it is one of the leaders in the development of interactive and on-line interviewing in the marketing research industry.

STRATEGIC ALLIANCES AND ACQUISITIONS. To enhance its development as a marketing information company, the Company will seek to develop alliances or to acquire companies which will establish or improve the Company's position in key market segments or enhance its research functions or technologies. Examples of this strategy were the acquisitions of PSI and AMS in 1994, M/K, CSI, Plog, and Spectrem in 1996, and MBL, Access, CM Research and Prognostics in 1997. The Company continued this strategy in 1998 with the acquisitions of CF, MarketMind, RCL, Stochastic, Donovan, City Research, and in November 1998, the acquisition of Infratest Burke, one of the top four marketing research firms in Europe and the eighth largest marketing research company in the world based on revenues. The Company is keenly interested in increasing its presence in the high tech, telecommunications, healthcare and financial services sectors. In addition, the Company is interested in increasing its horizontal product and service capabilities in the areas of ad testing, market modeling, brand equity/continuous tracking, and interactive research.


NFO's acquisitions have enabled the Company to evolve into a broader, more far-reaching marketing information business, providing its clients with increasingly innovative, results-oriented solutions to their information needs. The Company's criteria for acquisitions include 1) niche service companies that are #1 or #2 in their markets, 2) strong management with vertical market sector or horizontal product/service or geographic experience, 3) value added services or products and 4) a cultural fit with NFO. The Company has very rigorous acquisition criteria and personnel very experienced in the area of mergers and acquisitions.

INTERNATIONAL MARKETS. The Company believes that international markets offer the Company potential opportunities to expand the services performed for its existing clients, many of which have substantial international operations, and to attract new clients. Total worldwide marketing research spending was estimated to be $12.1 billion in 1997 by the European Society for Opinion and Marketing Research (ESOMAR) supplemented with NFO estimates. Spending is estimated at $5.3 billion in Europe, $4.6 billion in the U.S. and Canada, $1.8 billion in Australasia and the Middle East, and $.4 billion elsewhere. In the aggregate, marketing research spending outside North America represented $7.5 billion, or nearly 62%, of worldwide spending. To date, custom panel-based research has not been widely used outside of the U.S.

The Company believes that international markets offer a source of future growth for its financial services, pharmaceutical, high tech, telecommunications, travel and leisure products, as well as its packaged goods business. To capitalize on these and other perceived opportunities, the Company may seek to acquire or enter into additional joint ventures or similar arrangements with companies that have a presence in certain international markets in which the Company perceives an increasing demand for custom and syndicated marketing research.

The Company's recent steps - including its acquisitions of MBL, CM Research, and CF - are indications of the potential the Company believes exists in the international marketing research arena. In addition, the Company's acquisition of Infratest Burke is expected to significantly enhance its capabilities on the international front.

THE COMPANY'S SERVICES

The Company has three operating segments (as defined pursuant to Statement of Financial Accounting Standards No. 131): North America, Europe and Australasia and the Middle East. Within each of these operating segments, the Company has subsidiaries specializing in various market sectors and types of marketing research services including consumer packaged goods and foods, healthcare, financial services, travel and leisure, information technology, automotive, business-to-business, panel-based research, continuous tracking, and stakeholder management.

During 1998, the Company's North American revenues were $189.6 million, or nearly 68%, of the Company's consolidated total of $280.1 million before elimination of intercompany revenues of $4.8 million. European revenues were $50.3 million, or 18% of the consolidated total, while revenues for Australasia and the Middle East represented the remaining 14%. The Company believes that it is the largest custom marketing research firm in North America, the third largest in Europe, and among the top five marketing research firms in Australasia and the Middle East. The Company believes it is the third largest custom marketing research firm in the world.

A discussion of each of the operating segments and their larger subsidiaries and key industries follows.

NORTH AMERICA

CUSTOM RESEARCH AND SYNDICATED SERVICES - NFO RESEARCH. Approximately one-fourth of the Company's revenues are derived from custom panel research, and NFOR is the largest of the Company's North American subsidiaries. NFOR conducts its panel marketing research by surveying targeted segments of the NFO Panel primarily through mail questionnaires and telephone interviews and, most recently, interactive web-based surveys. The NFO Panel is designed to match the general U.S. population according to U.S. Bureau of Census statistics on several important geographic and demographic characteristics. NFOR develops and maintains extensive demographic profiles of these households including information with respect to size and composition of household, household income, age of household members and education and occupation of adult household members. NFO Panel members are located in substantially all of the more than 3,600 counties, 300 metropolitan statistical areas and 200 defined market areas in the continental U.S.

NFOR believes that it can generally perform custom marketing research more efficiently and reliably than firms using random research methods. Through the pre-recruited NFO Panel, NFOR can identify on a timely and cost-effective basis a significant sample of consumer households who have the specific characteristics targeted, based on study design, and who are likely to respond to NFOR's surveys. In many cases, NFOR can easily select households with the desired targeted characteristics from data maintained by NFOR concerning the NFO Panel. In other cases involving the need to locate households with targeted characteristics not previously identified, NFOR can efficiently locate such households by screening a segment of its Panel members based on their profiles through a short interview or as part of NFOR's "MultiCard Survey" program. This capability is particularly efficient when seeking households or consumers with "low incidence" characteristics (characteristics exhibited by a relatively small segment of the general population). After locating a sufficient sample of targeted households, NFOR can quickly perform the marketing research project by surveying those sample households.

The Company believes that in recent years there has been a trend among its clients to focus on smaller market segments for product or service introductions and marketing programs rather than on broad, mass markets and to focus on segmenting existing product lines to provide products developed for targeted consumers. The size of the NFO Panel and NFOR's extensive demographic and geographical profiles of the NFO Panel households facilitate the ability of NFOR to assist its clients with such "target" or "micro-marketing." NFOR has capitalized on its expertise in locating and researching households within specific geographic areas, with specific user characteristics or with unusual profiles, such as individuals with certain ailments, by developing additional panels of consumer households having demographic or other characteristics of particular interest to clients. One such panel is the CHRONIC AILMENT PANEL, administered by NFOR's HealthMed division, which was created in 1992 to service the healthcare industry. The Chronic Ailment Panel was developed by screening NFO's Panel of individuals for over sixty ailments and chronic conditions, eight disabling conditions and users of several diagnostic testing kits. This specialized sub-panel enables NFOR's clients to quickly identify and obtain information regarding very low incidence conditions and ailments.

NFOR has operations facilities located in Toledo and Greensboro. NFOR maintains large mailing and telecommunication facilities in its main operations center in Toledo for the purpose of distributing and administering questionnaires or other materials and packaging and distributing product samples or other materials to survey participants. NFOR maintains a sales and marketing staff in nine locations throughout the U.S. The research executives work primarily with the marketing research departments and product brand management departments of its clients. For many of its larger clients, NFOR emphasizes continuing research programs, including continuous screenings, customer satisfaction programs and annual tracking studies in which the consistency of study design and execution over time is important. The stability of the NFO Panel makes such ongoing studies possible, and often results in additional follow-up projects being commissioned by the client.

The services provided by NFOR, as well as by some of the Company's other subsidiaries, are used to perform the following basic types of studies:
ATTITUDE, USAGE AND AWARENESS TESTS, which measure the pre-disposition, awareness and usage of products or services among consumers; PRODUCT TESTS, which measure consumers' attitudes and purchasing and usage decisions regarding a new, existing or reformulated product, a sample of which is provided to the consumer by the client through NFOR; PURCHASE/OWNER PROFILES, which determine demographic or other characteristics of consumers owning or purchasing a particular product or service so that a client may improve the effectiveness of marketing or advertising programs by properly positioning them to appropriate consumers; PURCHASE OR CONSUMPTION DIARIES, in which panelists record in diaries their actual purchase or usage of particular products over an extended period to allow for evaluation of brand share and consumer shifts and trends; SCREENINGS, which are used to identify demographic characteristics or the use or purchase of or intention to purchase a product or service, particularly in connection with low-incidence characteristics and products; and CONCEPT TESTS, in which consumers are asked to give their reaction to a concept for a new product, service or advertising campaign before it is developed or introduced into the marketplace.

NFOR has an arrangement with IPSOS-ASI, one of the country's leading advertising copy testing companies, that provides advertising concept tests for in-home viewing by NFO Panel members. NFOR utilizes its Screen Test product that provides a patented system by which a client's concept, product or advertising message may be presented in an in-home setting for test material that needs to be seen and heard by panelists rather than being described to them in writing or over the telephone. The Screen Test product is a self-erasing videotape that provides the security needed for handling marketing research of confidential materials.

The Company and BASES Worldwide ("BASES") jointly offer Volumetric Concept Screening by Mail ("VCSM") to clients. BASES is a well-respected marketing research company and a leader in simulated volume forecasting for new products and services. This service allows clients to evaluate early state product ideas and choose the most promising concepts. VCSM utilizes the NFO Panel and cost saving mail methodology together with BASES' Key Measures Database of over 5,000 cases for comparative analysis. This is the second joint service offering by the Company and BASES. The two companies also offer a cost saving approach to simulated test marketing, utilizing the NFO Panel and BASES' expertise in volumetric forecasting.

HEALTHCARE - MIGLIARA/KAPLAN. M/K is the nation's largest custom full-service healthcare marketing research company with offices in Baltimore, Princeton, and London. M/K distinguishes itself from its competitors because of its unique ability to fuse leading-edge methodologies with decision-oriented business analyses and recommendations.

M/K has completed over 3,400 custom studies for more than 150 pharmaceutical, biotechnology, diagnostics, medical devices and managed care companies since its founding in 1980. As a specialist in the area of new product development, M/K guides products from concept to commercialization to post-launch tracking. M/K's extensive expertise leads to shortened timetables for regulatory approval, product launch and return on investment.

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

M/K is also a leader in multivariate methods, including conjoint analysis with market simulation, perceptual mapping, correspondence analysis, multidimensional scaling, psychographic/lifestyle segmentation analysis, and factor and cluster analysis.

M/K takes pride in the fact that many of its original clients are still with the firm and have expanded their relationship over the years. Eighty percent of M/K's client base is comprised of repeat business. M/K has historically attracted clients from all corners of the healthcare industry, with management expertise in both diagnostics and pharmaceuticals, giving them firsthand knowledge of the issues surrounding brand management and the positioning of new technologies.

FINANCIAL SERVICES - PSI GLOBAL. PSI offers a variety of syndicated programs that provide insight to the financial services industry, as well as propriety consulting services. The products cover a broad range of information utilized by banks and financial institutions on consumer/retail banking services, private banking and investment services, credit card services, distribution technology and corporate banking services. PSI has provided research on credit card usage in Europe since 1990. PSI has since expanded its coverage to bring the same marketing research and strategic business planning expertise to Asia and Latin America.

FINANCIAL SERVICES - SPECTREM. Spectrem provides niche consulting and acquisition and divestiture advisory services in the trust and investment products sectors. Founded in 1990, Spectrem has six U.S. offices: San Francisco, Los Angeles, New York, Chicago, Philadelphia and Tampa. Spectrem is a specialist in the business side of investment and trust services and its professionals have held top positions at leading banks, brokerage firms and investment management companies.

FINANCIAL SERVICES - ACCESS RESEARCH. Access Research is a research-based financial services consulting firm specializing in the retirement market. Access Research has built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The company is located in Windsor, CT.

FINANCIAL SERVICES - CITY RESEARCH. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in the financial services sector. City Research's products are complimentary to PSI's, and City Research works in conjunction with PSI to sell to the financial services industry throughout the UK. The company provides syndicated products customized for commercial banking clients, including comprehensive market share data and information relating to customer needs, customer satisfaction, and customer retention.

TECHNOLOGIES - PROGNOSTICS. Founded in 1981, Prognostics is a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. The Company is headquartered in Palo Alto, California, and has additional offices in Boston and London and has an affiliate relationship in Japan. Using its proprietary methodology (Loyalty Gap Analysis), Prognostics measures customer loyalty and quantifies the customer's intention to continue to purchase products from a particular supplier. By measuring what is important to customers and how satisfied they are with respect to specific attributes, the Prognostics methodology generates a quantitative figure - called the loyalty gap - which directly correlates to customer loyalty. Prognostics has developed a number of syndicated/ tracking survey products around this methodology, and also performs specific, ad hoc research.
Prognostics works with over 250 clients worldwide.

TECHNOLOGIES - NFO INTERACTIVE. In 1996, the Company established its NFO Interactive division for the purpose of developing an interactive methodology for performing marketing research. The Company has developed NFO//net.source, an interactive consumer panel of on-line households numbering over 190,000 households and over 530,000 individuals. With NFO//net.source, clients can segment the market for selected groups of interactive customers. And, with response rates in excess of 70% from NFO Interactive's pre-recruited on-line panel, clients are assured of accurate results without the non-response and self-selected bias often common with other interactive research methods. NFO Interactive offers several products:

NFO//net.survey is custom quantitative research via the Internet using the NFO//net.source on-line panel with the significant advantage of speed. Results are often available in eight to ten days for Web-based surveys and as fast as three to five days for e-mail surveys.

NFO//net.gauge delivers sophisticated, customized web-site analysis that goes beyond the surface and truly evaluates a client's web-site effectiveness. The product can trigger intelligent surveys to a random sample of visitors to the site, or alternatively can arrange to have the site evaluated by a specific target market using the NFO//net.source interactive panel. Using NFO//net.gauge, clients are able to address critical issues such as who visits their web-site, are they satisfied with it, and how does the site compare to that of the competition.

NFO//net.query is an interactive weekly e-mail survey providing responses from more than 2000 households. It's a short, multi-client survey fielding up to three questions each week with a very high response rate. Clients are able to share the costs to determine the incidence of specific criteria, pre-screen for on-line surveys or focus groups, test an idea, or get the answers to need-to-know questions.

NFO//net.concept is a new tool to speed time to market and save product development resources. It is not meant to be a substitute for formal concept testing but rather it is a complimentary tool designed to help clients initially gauge the potential of new product and marketing concepts. Essentially, NFO//net.concept helps clients determine which potential ideas regarding products, line extensions, or promotions deserve the clients scarce resources.

NFO//net.focus is the on-line equivalent to the conventional focus group, but with the significant advantages of no geographic boundaries and no travel costs. This product allows for 2-D, 3-D and soon live motion video for concept testing, package testing, and product development.

The Company believes that there is significant commercial potential in providing comprehensive interactive survey systems that feature greater speed and household targeting than current methods and has introduced a number of new interactive products to the marketplace. In addition, interactive information collection has the advantage of low distribution and collection costs.

TECHNOLOGIES - NFO AD:IMPACT. Formerly known as National Yellow Pages Monitor ("NYPM"), NFO Ad:Impact now augments the former company's global-leading Yellow Pages service offerings with several unique, Web-based audience measurement applications. Launched in 1987, NFO Ad:Impact is the leading provider of syndicated audience measurement to the $12 billion Yellow Pages industry. NFO Ad:Impact ratings usage information is gathered from over 80,000 respondents each year with results reported on a national level, across 535 major metropolitan markets, over 500 individual Yellow Pages directory areas and approximately 300 categories. NFO Ad:Impact also offers other syndicated and custom research services to the Yellow Pages industry, including Active Intermedia Measurement (AIM), Business Usage research and Web Site Survey studies.

In 1998, NFO Ad:Impact added several syndicated Web-based audience measurement applications utilizing the NFO Interactive Panel to gather its local market online information. New analytical tools have been developed that will forecast for local media providers showing how consumers' use of traditional Yellow Pages and newspaper products will be affected by consumers' use of local online media.

NFO Ad:Impact provides a broad array of unique services that will help local and national media players quantify the value of local advertising to local advertisers. For example, one of the company's products, NFO//consumer.choice, measures consumer awareness, usage of, and related actions taken (merchant contact and/or purchase) from online searches. It is the benchmark local Web audience measurement product, currently monitoring over 50 sites in each of 25 markets. The expanding base of clients of this service include Internet newspapers, Internet Yellow Pages, city guides, search engines, and vertical Web content providers like Cybermeals.

TECHNOLOGIES - INFOCOM. In 1996, NFO established the InfoCom division that is devoted to identifying, understanding and tracking business issues in the communications and information technology industries. InfoCom provides access for the communications and technologies industries to the NFO Panel members that have been identified as wireless or mobile phone users, computer owners by brand and operating system, interactive online subscribers and technologically advanced households. Clients can access these consumers and others efficiently for information to make better informed business decisions about the marketplace.

CONTINUOUS BRAND TRACKING - MARKETMIND. MarketMind, founded in 1987 and located in Teaneck, New Jersey and Melbourne, Australia, owns and licenses the MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis, and display of multiple streams of longitudinal data. The MarketMind(TM) system is licensed in 20 countries supporting hundreds of brands. The system can be utilized for a number of purposes including: brand health monitoring, new product launches, line extensions, special promotions, price discount and premium tests, loyalty programs, public relations exercises, channel changes, brand repositioning, customer satisfaction measurement, corporate image studies, and marketing mix modeling.

CONTINUOUS BRAND TRACKING - STOCHASTIC. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London.

CONTINUOUS BRAND TRACKING - ROSS-COOPER-LUND. RCL is a rapidly growing brand-based marketing research firm headquartered in Teaneck, New Jersey. RCL conducts research that helps clients understand brand equity, advertising testing, product development and testing, and large-scale studies that help clients to diagnose and monitor brand communications and to optimize media budgets. RCL is the exclusive U.S. licensee of the MarketMind(TM) continuous information tracking system.

TRAVEL AND LEISURE - PLOG RESEARCH. Plog offers a number of syndicated products to the travel and leisure industries. Plog's products provide information regarding the attitudes and purchasing behavior of airline users, cruise and car rental users, frequent flyer program members and hotel guests, including comprehensive information about the business and leisure travel habits of Americans. Another Plog syndicated product offers in-depth research on the psychology of the users of interactive media and provides insight to advertisers on when and how to use interactive media. Plog is located in Los Angeles and East Brunswick, New Jersey.

CANADA - CF GROUP. Founded in 1932, CF is headquartered in Toronto and has client service offices in Montreal, Ottawa and Vancouver. CF operates three divisions within Canada - Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants ("ARC"), and Burke International Research - which provide marketing, social, and business research services across a variety of industries. CF's data collection capabilities include the largest personal (in-home) interviewing force in Canada, the largest

CATI (computer-assisted telephone interviewing) system with over 350 stations throughout 10 Canadian cities, and extensive mall interviewing facilities. CF serves its clients in a broad range of research categories including advertising, concept and product service evaluation, public policy and political research, business-to-business, and customer and employee satisfaction surveys.

CF's Canadian access panel, Canadian Family Opinion, when used in combination with the NFO Panel enables clients to utilize the largest access panel in North America for seamless cross-border research.

EUROPE

INFRATEST BURKE - INTERNATIONAL CUSTOM AND SYNDICATED SERVICES. NFO acquired Infratest Burke in November 1998. Infratest Burke is a leading European marketing research firm founded in 1947 and headquarter in Munich, Germany, with 35 offices in 15 countries. Infratest Burke was ranked by Marketing News in 1997 as the 8th largest marketing research organization in the world. In 1998, the company served over 1,400 clients with 2,600 research and consultancy projects and conducted over 2.2 million interviews. Infratest Burke has performed over 35,000 research projects since 1980 and has enjoyed over an 80% customer loyalty rate from repeat clients. Infratest Burke has some of Europe's largest CATI (computer-assisted telephone interviewing) and CAPI (computer-assisted personal interviewing) systems, with over 700 and 900 stations, respectively. Infratest Burke is ISO 9001 certified in key locations such as Germany, Italy, Sweden and the UK.

Infratest Burke's products and services include professional expertise and advanced technical resources in four major fields of activity: strategic and tactical marketing, public policies, customer retention and personnel development. The company conducts both quantitative and qualitative research for a wide range of client management projects and provides multi-client research regarding consumer business statistics. Other services include omnibus surveys, hall/mall tests, and retail analysis. Among its major offerings are AD-VISOR/A.C.E. (Advertising Campaign Evaluation), an on-air copy testing service; COSMOS, a concept, product, and pricing optimization model; PRICER, a pricing strategy analysis model; TRI:M, a customer retention model; and BASES, a simulated test market software package that allows consumer packaged goods marketers to predict the likely sales and success of new products before they are formally launched to consumers. Infratest Burke has been the exclusive European licensee of the BASES system for about 20 years.

Infratest Burke provides a wide array of specially-designed marketing research studies and advisory services in selected key industry segments:

CONSUMER GOODS AND DURABLES - For more than four decades, Infratest Burke has provided comprehensive marketing research services to global manufactures, marketers and retailers of consumer goods and durables, including those involved with food, soft drinks, diary products, toiletries, white goods, clothing/apparel, and sporting goods. Infratest Burke supports its clients in all aspects of their strategic and tactical brand marketing initiatives through the use of both individually designed ad hoc studies and unique standardized tools with an ultimate goal of determining the underlying consumer trends for their clients products. The company believes it has developed industry-leading marketing research tools and technologies in the area of sales forecasts and image research that benefit their clients in providing consistency and reliability of marketing data on a world-wide basis.

AUTOMOTIVE/TRANSPORTATION - For 25 years, Infratest Burke has conducted an ongoing public opinion survey for is automotive clients structured to determine and evaluate consumer attitudes on automotive-related products and services. The company also conducts comprehensive new car and used car buyer surveys, which attempt to uncover market patterns, buyer motivation, brand loyalty, and consumer satisfaction. The company has designed ground-breaking measuring tools specifically designed for transportation and traffic system analysis, including products that monitor the needs and value of various transport systems and products that assemble and interpret travel industry data to monitor the reasons and motivations for personal and business travel and tourism.

INFORMATION TECHNOLOGY/TELECOMMUNICATIONS/MEDIA - Infratest Burke's clients in this industry include hardline and cellular phone operators, voice/data communication network providers, computer hardware manufacturers, software developers, mainframe/workstation designers, fax/copier manufacturers, and similar organizations. Products provided by the company are designed to provide timely strategic information relating to market segmentation and positioning, pricing policies, sales forecasts, new product launching analyses, advertising campaign evaluations, standardized "dummy tests", electronic measuring methods, and customer satisfaction and loyalty surveys. Infratest Burke has a long history in this industry, originally serving radio broadcasting clients with national audience measurement. Today, Infratest Burke provides specially designed research studies for many private and public radio and TV companies, print and electronic media providers, video/music industry participants, and advertising companies.

HEALTHCARE/DRUGS - This industry in Europe is greatly affected by political decisions and public pressure to develop new products. Successfully bringing a new product to market depends increasingly on marketing research and marketing support. Infratest Burke's specially commissioned studies and analyses focus on providing clients strategic and timely data on the depth and breadth of potential market segments, forecasted sales and penetration levels, early warning studies, pricing and positioning models, customer needs and satisfaction studies, economic analysis, continuous tracking systems, and qualitative research projects.

FINANCIAL SERVICES - This industry has shown considerable growth due to changes occurring in the industry, such as the pan-European currency unification and the increasing use of electronic banking and media. The company's products are designed to help clients across the complete marketing function, from pricing and demand research studies, to sales analyses, to communications and advertising research studies, in areas such as direct/electronic banking, discount brokerage services, direct insurance, and other financial services areas. The company developed its Financial Market Data Service ("FMDS") in Europe more than 25 years ago as a continuous structural analysis survey tool to gather and organize data within this sector.

BJM/MARKETING BEHAVIOUR/MARKETING BLUEPRINT - INTERNATIONAL. These UK-based research firms were originally part of NFO's MBL Group and offer qualitative and quantitative ad hoc research with high standards of research design and creativity. Their clients cover a wide range of industries, including consumer goods, business-to-business, service providers, pharmaceutical, automotive, retail, and drinks. NFO's MBL Group UK companies are among the top ten marketing research firms in Europe, and conduct research projects in 30 countries. Operationally, these companies are now part of the European operating segment.

BJM is the exclusive UK licensee of the Stochastic Reaction Monitor. Use of this product provides clients, in essence, a continuous dialogue with their target consumers, covering what they perceive the brands to be communicating, as well as the impact of this on their beliefs about the brands and, where appropriate, their behavior. The measures provided are rich in diagnostics, allowing a greater understanding of the marketing process and indicating routes to improve the cost-effectiveness of marketing activity.

EUROPEAN PANEL JOINT VENTURE. In 1995, the Company signed a joint venture agreement with IPSOS, S.A. ("IPSOS"), a European marketing research firm, and LT Participations ("LT"), an IPSOS affiliate, to launch joint venture companies, originally in five western European countries. As part of the agreement, NFO purchased a comparable portion of IPSOS' existing access panel businesses in Germany and France during 1996. Operations have also begun in the UK and Italy. The joint ventures' international subsidiaries are numerous and include a combined panel of nearly 100,000 households in Germany, France, the UK and Italy.

AUSTRALASIA AND THE MIDDLE EAST

MBL GROUP - INTERNATIONAL CUSTOM AND SYNDICATED SERVICES. MBL is a leading international marketing research firm with offices in 16 countries throughout Australasia and the Middle East. Founded in 1965, MBL provides strategic planning, marketing research, and research-based consulting, on a worldwide basis. Working through its own subsidiaries and affiliates in the Middle East, Asia, and Southeast Asia, MBL has successfully carried out assignments in some 100 countries around the world. MBL's orientation is towards value-added research - research which is oriented towards problem solving and interpretation of data, rather than simple data provision. The company provides research-based consultancy - answers to problems - not just answers to questions.

Within the group, MBL has specialists in ad hoc quantitative research, qualitative research, telephone research, and executive interviewing. MBL has specialists in consumer, social, industrial, and business-to-business research and expertise in packaged goods, automotive, pharmaceutical, financial, airline and travel industries. MBL's services include new product development assistance, corporate image evaluation, employee and customer satisfaction research, total quality management studies, brand-development monitoring, and advertising development and tracking.

MBL specializes in international/multi-national project coordination and operates the Stochastic Reaction Monitor brand-development franchise and the ADD+IMPACT advertising pre-testing system, the Visionary Shopper, a computer-based virtual reality shopping system, and the Idea Map, a computer-based product and communication optimization system.

CM RESEARCH. CM Research, headquartered in Auckland, New Zealand, is the leading provider of custom marketing research in New Zealand and one of the larger marketing research organizations in Australia. With offices in five cities in both countries, CM Research provides a number of proprietary and self-developed brand services to a blue-chip client list.

DONOVAN. Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction, and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of MarketMind(TM), the global brand tracking system acquired by NFO in March 1998.

CLIENTS

The Company is a leading provider of research-based marketing information and counsel to the worldwide business community. Including its subsidiaries, the Company conducts over 11,000 research projects annually for more than 3,000 clients in 31 countries. The Company's clients include 59 of the largest 100 companies on the FORTUNE 500 list, 23 of the top 25 U.S. bank holding companies, and 37 of the world's 50 largest pharmaceutical firms. The Company's enviable roster of clients is further characterized by the longevity of many of these relationships. A number of the Company's core business clients have had ongoing business relationships with the Company for between 30 and 50 years. The longevity of these relationships is enhanced by data comparability with information in the normative databases that the Company has helped its clients build over the years. The Company's data is also used by its clients beyond the research function. For example, some clients have incorporated the Company's data into their internal performance evaluation systems.

The Company's client list includes over 3,000 companies. No single client represented more than 10% of its total revenues in 1998 or 1997. The Company's ten largest clients, which collectively represented approximately 21% of its total 1998 revenues, are as follows:

         oBristol Myers Squibb              oPfizer, Inc.
         oBritish American Tabacco          oThe Procter & Gamble Company
         oCitibank                          oSearle
         oCoca-Cola                         oTelecom NZ Ltd.
         oGilette                           oUnilever

NFO also has provided the Consumer Confidence Survey among nationally representative households each month for the past 30 years to the Conference Board, a worldwide non-profit business information organization with many of America's largest corporations as members. The Conference Board provides research information to aid businesses in management practices and policy. The U.S. Department of Commerce has recognized the Conference Board's Consumer Confidence Survey performed by NFO as a leading economic indicator since August 1990. Consumer confidence surveys are used by government and private enterprises as predictors of business cycles.

THE MARKETING RESEARCH INDUSTRY

Revenues for the worldwide marketing research industry reached $12.1 billion in 1997 according to the latest data from ESOMAR and supplemented by company estimates. Spending is estimated at $5.3 billion in Europe (44%), $4.6 billion in the U.S. and Canada (38%), $1.8 billion in Australasia and the Middle East (15%) and $.4 billion elsewhere (3%). In the aggregate, marketing research spending outside the U.S. represented $7.5 billion, or nearly 62%, of worldwide spending. To date, custom panel-based research has not been widely used outside of the U.S.

The $4.6 billion domestic marketing research industry is comprised of numerous marketing, advertising and public opinion research organizations that measure consumer attitudes and behavior. The industry is made up of two segments: (i) SYNDICATED research, which generally provides historical information regarding past consumer purchasing decisions (such as aggregate sales or market share within product categories) and is generally made available to the marketplace on a non-exclusive basis, and (ii) CUSTOM OR AD HOC research, which is performed to the specifications of a particular client.

Custom research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising programs. Custom research is generally conducted by obtaining information from consumers through questionnaires or interviews. Because information is generally solicited directly from consumers, custom research provides insights into consumers' perceptions of products or services and the patterns of purchase and usage of such products and services by consumers with particular demographic or other profiles. Many clients use custom research to interpret the market share or sales information provided by syndicated research. In addition, by testing a proposed product or advertising campaign on a sample of consumers to whom the product or campaign will be directed, a client can obtain information about the targeted consumers' likely response to the product or campaign before incurring the costs associated with the introduction of the product or campaign to the marketplace. The American Marketing Association estimates that there are over three thousand firms performing custom research services in the U.S., with no firm holding a dominant share of that market. NFO believes it is the largest U.S.-based custom marketing research firm.

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

The Company is currently the largest custom PANEL research firm within the industry, the sixth largest research organization in the world, and one of the top three CUSTOM marketing research firms worldwide. NFO is niche oriented and attempts to exploit specific areas of marketing research where market growth rates are high, margin potential is good, and barriers to entry/exit and competition are limited. Within the U.S., the Company believes it is ranked number one in the following niche markets: custom healthcare research; syndicated financial services research; panel-based packaged goods and services research; high tech customer satisfaction research; and travel/leisure research.

The U.S. market is enjoying healthy growth and is becoming more international in scope. According to the June 1998 issue of Marketing News, more than 39% of the combined revenues for the top 50 U.S. marketing research firms come from international activities. This revenue is generated through a combination of subsidiaries, joint ventures, sales offices, and subcontracting of fieldwork to non-U.S. firms. If the trend toward internationalization continues, Marketing News estimates the Top 50 U.S. research firms together will generate 50% of their revenues outside the U.S. by the year 2000.

The custom marketing research industry is very competitive and highly fragmented, with participants ranging from relatively small organizations to large, multinational companies with substantial resources. NFO is also subject to competition from marketing and research departments of various companies, advertising agencies, and business-consulting firms. The Company believes that its principal competitive advantages are in the quality of its design of a marketing research product; the ability to design, perform and report on a research project in a short period of time; its price; consistency of service; the NFO Panel; and the global coverage that enables the delivery of consistent research in a multi-country study environment. The Company believes that it competes successfully on projects involving low-incidence or hard-to-find consumers. NFO tends to be less competitive in connection with projects involving simple study design or high incidence characteristics, particularly those projects that can be performed by telephone interviews.

COMPETITION

The Company's primary worldwide competitors are as follows: Taylor Nelson Sofres, based in London; The Kantar Group Ltd., based in London, UK; Gfk AG of Nuremberg, Germany; IPSOS Group, S.A. of Paris, France; NPD Group of Port Washington, NY; Market Facts, Inc. of Arlington Heights, IL; M/A/R/C Inc. of Irving, TX; Audits & Surveys Worldwide, Inc. of New York, NY; and Opinion Research Corp. of Princeton, NJ.

In terms of total research revenues, in 1997 NFO was ranked fifth ($190 million) in the "Top 50 U.S. Research Organizations" list published by MARKETING NEWS in June 1998, up from sixth in the prior year. In the "Top 25 Global Research Organizations" list published by MARKETING NEWS, NFO was ranked ninth overall, up from sixteenth in the prior year. The top three U.S. research companies were ACNielsen Corp., Cognizant Corp. and Information Resources Inc., all of whom primarily provide syndicated marketing information.

With the acquisition of Infratest Burke in November 1998, NFO believes it has become the sixth largest marketing research firm in the world and the third largest custom marketing research company worldwide based on revenues. The Company believes it is the largest custom marketing research firm in North America, the third largest in Europe and among the top five in Australasia and the Middle East.

TRADEMARKS, PATENTS, SERVICE MARKS AND PROPRIETARY SOFTWARE

The Company owns several federally registered trademarks and service marks, the most important of which are NFO, NFO Worldwide, NFO Research, National Family Opinion, Payment Systems, PSI, Migliara/Kaplan, Screen Test, MarketMind and MultiCard Survey. NFO uses the name "Carol Adams," the pen name of the founder's wife who originally supervised contacts with NFO's panel households, in written and oral communications with panel members and recruits, to create a personal relationship between NFO and its panel members. Certain of the Company's non-domestic subsidiaries also maintain various trademarks and patents in the countries in which they operate.

NFO considers these trademarks and service marks to be material to the business of the Company. The Company vigorously defends its trademarks and service marks against infringement and other unauthorized use. The Company protects its proprietary software and information systems by limiting access to key personnel through the use of password systems.

EMPLOYEES

As of December 31, 1998, the Company had 12,600 employees (3,100 full-time and 9,500 part-time). Approximately 1,300 of the 12,600 reside in the U.S.

The Company emphasizes the comprehensive training of its personnel. In addition to training in an employee's primary area of responsibility, the Company trains its staff to perform tasks among the different departments to ensure that trained backup staff is available in areas that have periodic short-term increased demand. The Company believes that it has historically experienced low turnover of staff in both the professional and the clerical areas relative to the marketing research industry generally. Long tenure helps to reduce the costs of re-hiring and re-training and establishes and builds upon experience that can be applied to all future work.

None of the Company's domestic employees are subject to a collective bargaining agreement. CF has two separate unions covering certain of its employees in Canada; the United Steelworkers of America covers 137 employees, and Le Syndicat des Travailleuses et Travailleurs covers 45 employees. The Company has not experienced any work stoppages and believes its relations with its employees are good.

OTHER MATTERS

See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the Year 2000 and Euro conversion issues and Market Risk Management.

ITEM 2.  PROPERTIES

The Company's primary U.S. operations facility, including data entry, computer, mailing and product storage and handling facilities, a regional sales office and the largest of the Company's three telephone interviewing facilities is located in an approximately 148,000 square foot complex located on approximately 77 acres owned by the Company in Toledo, Ohio. The facility was built in 1975 and first expanded in 1982. The Company recently completed an expansion project which added approximately 50,000 square feet of office space to the facility and renovated the existing space.

The Company's remaining facilities are all leased. The following is a summary of the Company's office locations throughout the world:


COMPANY                        LOCATIONS               COMPANY             LOCATIONS

EXECUTIVE OFFICES              Greenwich, CT           INFRATEST BURKE     Munich, Germany
                                                                           Berlin, Germany
NFO RESEARCH                   Toledo, OH                                  Bonn, GermanyAtlanta, GA
Frankfurt, Germany
                               Chicago, IL                                 Hamburg, Germany
                               Cincinnati, OH                              Wetzler, Germany
                               Greensboro, CT                              Edinburgh, Scotland
                               Greenwich, CT                               London, England
                               Minneapolis, MN                             Paris, France
                               St. Louis, MO                               Bologna, Italy
                               San Francisco, CA                           Florence, Italy
                                                                           Milan, Italy
MIGLIARA/KAPLAN                Baltimore, MD                               Gothenburg, Sweden
CHESAPEAKE SURVEYS             Princeton, NJ                               Stockholm, Sweden
                               London, England                             Amsterdam, Netherlands
                                                                           Istanbul, Turkey
PSI/SPECTREM/ACCESS            Tampa, FL                                   Copenhagen, Denmark
                               New York, NY                                Madrid, Spain
                               San Francisco, CA                           Cincinnati, OH
                               Los Angeles, CA
                               Philadelphia, PA        MBL GROUP           London, England
                               Chicago, IL                                 Dubai, United Arab Emirates
                               Hartford, CT                                Riyadh, Saudi Arabia
                               London, England                             Hyderabad, India
                               Singapore                                   Colombo, Sri Lanka
                                                                           Hong Kong
CITY RESEARCH                  London, England                             Taipei, Taiwan
                                                                           Shanghai, China
PROGNOSTICS                    Palo Alto, CA                               Manila, Philippines
                               Boston, MA                                  Bangkok, Thailand
                               London, England                             Ho Chi Minh City, Vietnam
                                                                           Singapore
NFO INTERACTIVE                Greenwich, CT                               Kuala Lumpur, Malaysia
                                                                           Jakarta, Indonesia
NFO AD:IMPACT                  Greenwich, CT                               Bahrain, Bahrain
                               San Francisco, CA                           Dhaka, Bangladesh
                                                                           Cairo, Egypt
NFO INFOCOM                    Greenwich, CT
                               St. Louis, MO           CM RESEARCH         Auckland, New Zealand
                                                                           Wellington, New Zealand
MARKETMIND                     Teaneck, NJ                                 Sydney, Australia
                               Melbourne, Australia                        Brisbane, Australia
                                                                           Melbourne, Australia
STOCHASTIC                     London, England
                                                       DONOVAN             Perth, Australia
ROSS-COOPER-LUND               Teaneck, NJ
                                                       EUROPEAN            Paris, France
PLOG RESEARCH                  Los Angeles, CA           JOINT VENTURE     Hamburg, Germany
                               East Brunswick, NJ                          London, England
                                                                           Milan, Italy
AMS                            Greenwich, CT

CF GROUP                       Toronto, Canada
                               Montreal, Canada
                               Ottawa, Canada
                               Vancouver, Canada

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that is expected to have a material effect on the operations or business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock has traded on the New York Stock Exchange since December 29, 1997. Prior to that, the Company's common stock was traded on the NASDAQ National Market tier of the NASDAQ Stock Exchange since its initial public offering was completed in April 1993. The Company's stock symbol is "NFO" on the NYSE and was "NFOR" on the NASDAQ. As of March 26, 1999, there were 224 stockholders of record. The Company believes the total number of beneficial shareholders to be in excess of 3,000 based on the information gathered in distributing the Company's shareholder communications, such as Quarterly Shareholder Statements and the Proxy Statement. The following table sets forth, for the periods indicated, the high and low sales prices per share for the Company's common stock as reported on the NYSE and NASDAQ. The stock prices have been adjusted to give retroactive effect to the 3 for 2 stock split effected on October 15, 1997.

                                                  Sales Price
                                                  -----------
          Calendar Year 1998            High                        Low
          ------------------            ----                        ---
          First Quarter             $  21.375                   $  16.750
          Second Quarter               22.000                      15.625
          Third Quarter                18.750                       9.000
          Fourth Quarter               14.750                       5.550

          Calendar Year 1997            High                        Low
          ------------------            ----                        ---
          First Quarter             $  15.500                   $  11.170
          Second Quarter               17.500                      11.330
          Third Quarter                18.500                      14.500
          Fourth Quarter               21.630                      15.500

Since its initial public offering, the Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings or other cash resources to repay indebtedness and finance growth and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)-(2)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

The list of financial statements set forth in the Index to Financial Statements at Page F-1 of Exhibit 99.3 is hereby incorporated by reference, and the list of financial statement schedules set forth in the Index to Financial Schedules at page S-1 of Exhibit 99.4 hereto is hereby incorporated by reference.

Financial Statement Schedules, other than that included in Exhibit 99.4, are omitted because of the absence of the condition under which they are required or because the required information is included in the Financial Statements and related notes thereto.

(b)           REPORTS ON FORM 8-K

The following reports on Form 8-K were both filed during the three months ended December 31, 1998:

Current Report on Form 8-K dated December 7, 1998, disclosing the change in the registered auditor and chartered accountants of The MBL Group Plc.

Current Report on Form 8-K dated November 20, 1998, disclosing the purchase of Infratest Burke Aktiengesellschaft Holding.

                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
Number                                                                   No. or Report                    Exhibit
------                                                                   -------------                    -------

3.1          Restated Certificate of Incorporation                       Report on Form 10-K
                                                                         for the year ended
                                                                         December 31, 1997.

3.2          Amended and Restated By-laws                                33-73516                           4.2
                                                                         (Form S-8)

4            Specimen Common Stock certificate                           33-58748                           4.1
                                                                         (Form S-1)

10.1         Loan Agreement, dated as of September 17,                   33-58748                          10.3
             1981, between County of Wood, Ohio and                      (Form S-1)
             Twenty-Seven Hundred Associates (Commercial
             and Research Facility) relating to the $3,200,000
             Industrial Development Revenue Bond

10.2         Amendment to Loan Agreement, dated as of                    33-58748                          10.4
             September 27, 1991, between County of Wood,                 (Form S-1)
             Ohio and the Predecessor relating to the
             $3,200,000 Industrial Development Revenue Bond

10.3         Loan Agreement, dated as of December 1,                     33-58748                          10.5
             1983, between County of Wood, Ohio and the                  (Form S-1)
             Predecessor relating to the $2,500,000
             Industrial Development Revenue Bond

10.4         Amendment to Loan Agreement, dated as                       33-58748                          10.6
             of September 27, 1991, between the County                   (Form S-1)
             of Wood, Ohio and the Predecessor relating to
             the $2,500,000 Industrial Development
             Revenue Bond

10.5         Assignment and Assumption Agreement,                        33-58748                          10.3
             dated as of September 27, 1991, between                     (Form S-1)
             the Predecessor and the Company

10.6         Registration Agreement, dated September 27,                 33-58748                         10.10
             1991, among the Company and its                             (Form S-1)
             stockholders parties thereto

10.7         Stockholders Agreement, dated as of                         33-58748                        10.11
             September 27, 1991, among the Company                       (Form S-1)
             and its stockholders

*Filed herewith.
+Management contract or compensatory plan or arrangement.



                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
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

10.9+        Employment Agreement, dated March 15,                       Report on Form 10-K             10.14
             1995, between the Company and                               for the year ended
             William E. Lipner                                           December 31, 1994.

10.10+       Employment Agreement, dated as of                           Report on Form 10-K             10.10
             December 1, 1997, between the Company                       for the year ended
             and Patrick G. Healy                                        December 31, 1997.

10.11+       Employment Agreement, dated as                              Report on Form 10-K             10.11
             of December 1, 1997, between the Company                    for the year ended
             and Allen R. DeCotiis                                       December 31, 1997.

10.12+       Employment Agreement, dated as of                           Report on Form 10-Q             10.3
             September 12, 1995, between the Company                     for the quarter ended
             and Richard A. Spitzer                                      September 30, 1995.

10.13+       Employment Agreement, dated as of December 12,              Report on Form 10-K             10.13
             December 12, 1996, between the Company                      for the year ended
             between the Company and Charles B. Hamlin                   December 30, 1996.

10.14+       Agreement, dated October 25, 1994,                          Report on Form 10-Q             10.1
             between the Company and John Sculley                        for the quarter ended
                                                                         September 30, 1995.

10.15+       Employment Agreement, dated as of                           Report on Form 10-K             10.15
             December 1, 1997, between the Company                       for the year ended
             and Joseph M. Migliara                                      December 31, 1997.

10.16        Credit Agreement, dated as of March 9,                      Report on Form 8-K              2
             1998, among the Company, the Banks                          dated March 24, 1998.
             signatory thereto and Fleet Bank,
             National Association, as Agent

10.17+       NFO Research, Inc. Stock Option Plan,                       333-38497                       99
             as amended                                                  (Form S-3)

10.18+       NFO Research, Inc. Directors' Stock Option                  Report on Form 10-K             10.26
             Plan and Form of Directors' Stock Option                    for the year ended
             Agreement                                                   December 31, 1994.

*Filed herewith.
+Management contract or compensatory plan or arrangement.



                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
Number                                                                   No. or Report                    Exhibit
------                                                                   -------------                    -------

10.19+       NFO Research, Inc. Profit Sharing Plan, and                 33-83002                        4.4
             amendments thereto                                          (Form S-8)

10.20+       NFO Research, Inc. Pension Plan, and                        33-58748                        10.26
             amendments thereto                                          (Form S-1)

10.21+       NFO Worldwide, Inc. Executive Deferred                      33-58748                        10.27
             Benefit Plan                                                (Form S-1)

10.22+       Deferred Compensation and Life Insurance                    Report on Form 10-K             10.29
             Benefit Agreement, dated as of May 3, 1980,                 for the year ended
             between the Company and William E. Lipner                   December 31, 1993.

10.23        Office Lease for the Company's headquarters                 Report on Form 10-K             10.31
             at Two Pickwick Plaza, Greenwich, Connecticut               for the year ended
             dated as of April 3, 1987, between JMB Property             December 31, 1994.
             Management Company and the Company, and
             amendments thereto, as extended

10.24        Office Lease at 5 Centerview Drive, Suite 110,              33-58748                        10.29
             Greensboro, North Carolina dated December                   (Form S-1)
             18, 1981, and amended on June 21, 1989, and
             June 24, 1992

10.25        Office Lease for PSI headquarters at 3030                   Report on Form 10-K             10.33
             North Rocky Point Drive West, Tampa, Florida                for the year ended
             dated September 10, 1993, between                           December 31, 1994.
             PSI and The Manufacturers Life Insurance Company

10.26        Office sub-lease for PSI headquarters at 3030               Report on Form 10-K             10.34
             North Rocky Point Drive West, Tampa, Florida                for the year ended
             dated September 10, 1994, between PSI and                   December 31, 1994.
             Knepper & Willard, Inc.

10.27        Office Lease for Migliara/Kaplan Associates,                Report on Form 10-K             10.27
             Inc. headquartered at 9 Park Center Court,                  for the year ended
             Owings Mills, Maryland dated January 1, 1998,               December 31, 1997.
             between Migliara/Kaplan Associates, Inc. and
             Nine Park Center Court, LLC.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
Number                                                                   No. or Report                    Exhibit
------                                                                   -------------                    -------

10.28        Agreement and Plan of Merger, dated as of                   Report on Form 8-K              1
             January 1, 1994, by and among PSI Partners                  dated January 10, 1994.
             Acquisition Corporation, Payment Systems,
             Inc., the Company and the stockholders of
             PSI Partners Acquisition Corporation

10.29        Asset Purchase Agreement, dated as                          Report on Form 10-Q             10.2
             of November 7, 1994, among Advanced                         for the quarter ended
             Marketing Solutions, Inc., as Seller,                       September 30, 1994.
             Advanced Marketing Solutions Corp., as
             Buyer, and the Company

10.30        Master Joint Venture Agreement, dated                       Report on Form 10-K             10.27
             as of July 6, 1995, among the Company,                      for the year ended
             IPSOS S.A. and Societe Civile A.P.L.T.                      December 31, 1995.

10.31        Agreement and Plan of Merger, dated as of                   Report on Form 8-K              1
             November 7, 1995, by and among the                          dated January 3, 1996.
             Company, Migliara-Kaplan & Associates,
             Inc., and the Migliara/Kaplan Associates Inc.
             and the stockholders of Migliara-Kaplan &
             Associates, Inc.

10.32        Asset Purchase Agreement, dated as of                       Report on Form 8-K              2
             November 7, 1995, by and among the                          dated January 3, 1996.
             Company, Chesapeake Surveys, Inc., a Maryland
             corporation, and Chesapeake Surveys, Inc.,
             a Delaware corporation

10.33        Agreement and Plan of Merger, dated as of                   Report on Form 10-K             10.30
             December 8, 1995, by and among Plog                         for the year ended
             Research, Inc., a California corporation                    December 31, 1995.
             ("PRI-California"), Plog Research, Inc., a
             Delaware corporation, the Company, Stanley
             C. Plog and the stockholders of PRI-California

10.34        Agreement and Plan of Merger, dated as                      Report on Form 8-K              1
             of March 20, 1997, by and among                             dated October 22, 1997.
             Prognostics Corp., a Delaware Corporation,
             Prognostics, a California corporation dated October
             22, 1997 ("Prognostics"), the Company and
             the shareholders of Prognostics

*Filed herewith.
+Management contract or compensatory plan or arrangement.



                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
Number                                                                   No. or Report                    Exhibit
------                                                                   -------------                    -------

10.35        Share Purchase Agreement among the                          Report on Form 8-K              1
             Company, NFO U.K., Inc. and the Shareholders                dated July 11, 1997.
             of The MBL Group Plc

10.36        Form of Minority Shareholder Share Purchase                 Report on Form 8-K              2
             Agreement for Acquisition of stock of Minority              dated July 11, 1997.
             Shareholders in a subsidiary of The MBL Group Plc

10.37        Stock Purchase Agreement, dated as of November 10,          Report on Form 8-K              10.1
             1998, by and among NFO Europe (Deutschland)                 dated November 20,
             GmbH & Co. KG, NFO Worldwide, Inc. (the "Company")          1998.
             and all of the Stockholders (the "Sellers") of Infratest
             Burke Aktiengesellschaft Holding ("Infratest Burke").

10.38        Letter Agreement, dated November 17, 1998, among            Report on Form 8-K              10.2
             the Company, Infratest Burke and the Sellers.               dated November 20,
                                                                         1998.

10.39        Note Purchase Agreement, dated as of November 20,           Report on Form 8-K              10.3
             1998, between the Company and each of the purchasers        dated November 20,
             signatory thereto relating to the Company's Adjustable      1998.
             Rate Series A Senior Notes due 2005 and the Company's
             Adjustable Rate Series B Senior Notes due 2008.

10.40        Note Purchase Agreement, dated as of November 20,           Report on Form 8-K              10.4
             1998, between the Company and each of the purchasers        dated November 20,
             signatory thereto relating to the Company's 9.84%           1998.
             Senior Subordinated Notes due 2008.

10.41        Amendment, dated as of November 20, 1998, to the            Report on Form 8-K              10.5
             separate Note Purchase Agreements dated as of March 9,      dated November 20,
             1998, between the Company and each of the institutions      1998.
             signatory thereto.

10.42        Amendment No. 1, dated as of November 20, 1998, to          Report on Form 8-K              10.6
             the Credit Agreement dated as of March 9, 1998, by          dated November 20,
             and among the Company, Fleet National Bank and The          1998.
             Chase Manhattan Bank, as co-agents, and the banks
             signatory thereto.

*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                                                                       Incorporated by
                                                                                        Reference from
                                                                                        --------------
                                                                         NFO Worldwide, Inc.
                                                                         Registration
Exhibit                                                                  Statement
Number                                                                   No. or Report                    Exhibit
------                                                                   -------------                    -------
10.43*       Note Purchase Agreement, dated as of March 26, 1999,
             between the Company and each of the purchasers
             signatory thereto relating to the Company's $7 million
             7.52% Senior Notes due November 15, 2005.

10.44* Note Purchase Agreement, dated as of March 26, 1999, between the Company and each of the purchasers signatory thereto relating to the Company's $8 million
             9.84% Senior Subordinated Notes due November 15, 2008.

21*          Subsidiaries of the Company

23.1*        Consent of Arthur Andersen LLP

23.2*        Consent of Soteriou Banerji

27*          Financial Data Schedule

99.1*        Selected Financial Data

99.2*        Management's Discussion and Analysis of Financial Condition
               and Results of Operations

99.3*        Financial Statements

99.4*        Financial Statement Schedules

*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


                                        NFO WORLDWIDE, INC.


                                        By: /s/ William E. Lipner
                                            ---------------------
                                            Chairman of the Board, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

/s/ William E. Lipner              Chairman of the Board, President,
---------------------              Chief Executive Officer and Director
William E. Lipner


/s/ Steven J. Gilbert              Director
---------------------
Steven J. Gilbert

/s/ Patrick G. Healy               President - Australasia and the Middle East,
--------------------               Chief Financial Officer and Secretary
Patrick G. Healy                   (Principal Financial Officer and
                                   Principal Accounting Officer)

/s/ Walter A. Forbes               Director
--------------------
Walter A. Forbes

/s/ Edmund A. Hajim                Director
--------------------
Edmund A. Hajim

/s/ John Sculley                   Director
--------------------
John Sculley

                                                                                               Incorporated by
                                                                                               Reference from
                                                                                               --------------

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------

3.1      Restated Certificate of Incorporation                   Report on Form 10-K           3.1
                                                                 for the year ended
                                                                 December 31, 1997.

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
         27, 1991, among the Company and its                     (Form S-1)
         stockholders parties thereto

*Filed herewith.
+Management contract or compensatory plan or arrangement.



                                                                                               Incorporated by
                                                                                               Reference from
                                                                                               --------------

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------

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

10.9+    Employment Agreement, dated March                       Report on Form 10-K           10.14
         15, 1995, between the Company and                       for the year ended
         William E. Lipner                                       December 31, 1994.

10.10+   Employment Agreement, dated as                          Report on Form 10-K           10.10
         of December 1, 1997, between the                        for the year ended
         Company and Patrick G. Healy                            December 31, 1997.

10.11+   Employment Agreement, dated as                          Report on Form 10-K           10.11
         of December 1, 1997, between the                        for the year ended
         Company and Allen R. DeCotiis filed                     December 31, 1997.
         herewith

10.12+   Employment Agreement, dated as                          Report on Form 10-Q           10.3
         of September 12, 1995, between                          for the quarter ended
         the Company and Richard A. Spitzer                      September 30, 1995.

10.13+   Employment Agreement, dated as                          Report on Form 10-K           10.13
         of December 12, 1996, between the                       for the year ended
         Company and Charles B. Hamlin                           December 31, 1996.

10.14+   Agreement, dated October 25, 1994,                      Report on Form 10-Q           10.1
         between the Company and John Sculley                    for the quarter ended
                                                                 September 30, 1995.

10.15+   Employment Agreement, dated as of                       Report on Form 10-K           10.15
         December 1, 1997, between the Company                   for the year ended
         and Joseph M. Migliara                                  December 31, 1997.

10.16    Credit Agreement, dated as of                           Report on Form 8-K            2
         March 9, 1998, among the Company,                       dated March 24, 1998.
         the Banks signatory thereto and
         Fleet Bank, National Association, as Agent


*Filed herewith.
+Management contract or compensatory plan or arrangement.




                                                                                               Incorporated by
                                                                                               Reference from

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------

10.17+     NFO Research, Inc. Stock Option                       333-38497                     99
           Plan, as amended                                      (Form S-3)

10.18+     NFO Research, Inc. Directors' Stock                   Report on Form 10-K           10.26
           Option Plan and Form of Directors' Stock              for the year ended
           Option Agreement                                      December 31, 1994.

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
           Benefit Plan                                                                        (Form S-1)

10.22+     Deferred Compensation and Life Insurance Benefit      Report on Form 10-K           10.29
           Agreement, dated as of May 3, 1980,                   for the year ended
           between the Company and William E. Lipner             December 31, 1993.

10.23      Office Lease for the Company's headquarters           Report on Form 10-K           10.31
           at Two Pickwick Plaza, Greenwich, Connecticut         for the year ended
           dated as of April 3, 1987, between JMB Property       December 31, 1994.
           Management Company and the Company, and
           amendments thereto, as extended

10.24      Office Lease at 5 Centerview Drive, Suite 110,        33-58748                      10.29
           Greensboro, North Carolina dated December             (Form S-1)
           18, 1981, and amended on June 21, 1989,
           and June 24, 1992

10.25      Office Lease for PSI headquarters at                  Report on Form                10.33
           3030 North Rocky Point Drive West, Tampa,             10-K for year ended
           Florida dated September 10, 1993, between             December 31, 1994
           PSI and The Manufacturers Life Insurance
           Company

10.26      Office sub-lease for PSI headquarters at 3030         Report on Form 10-K           10.34
           North Rocky Point Drive West, Tampa, Florida          for year ended
           dated September 10, 1994, between PSI and             December 31, 1994
           Knepper & Willard, Inc.


*Filed herewith.
+Management contract or compensatory plan or arrangement.




                                                                                               Incorporated by
                                                                                               Reference from
                                                                                               --------------

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------

10.27    Office Lease for Migliara/Kaplan Associates,            Report on Form 10-K           10.27
         Inc. headquartered at 9 Park Center Court,              for the year ended
         Owings Mills, Maryland dated January 1, 1998,           December 31, 1997.
         between Migliara/Kaplan Associates, Inc. and
         Nine Park Center Court, LLC.

10.28    Agreement and Plan of Merger, dated as of               Report on Form 8-K            1
         January 1, 1994, by and among PSI Partners              dated January 10, 1994.
         Acquisition Corporation, Payment Systems, Inc.,
         the Company and the stockholders of PSI
         Partners Acquisition Corporation

10.29    Asset Purchase Agreement, dated as of                   Report on Form 10-Q           10.2
         November 7, 1994, among Advanced                        for the quarter ended
         Marketing Solutions, Inc., as Seller,                   September 30, 1994.
         Advanced Marketing Solutions Corp., as Buyer,
         and the Company

10.30    Master Joint Venture Agreement, dated as                Report on Form 10-K           10.27
         of July 6,1995, among the Company, IPSOS                for the year ended
         S.A. and Societe Civile A.P.L.T.                        December 31, 1995.

10.31    Agreement and Plan of Merger, dated as                  Report on Form 8-K            1
         of November 7, 1995, by and among the                   dated January 3, 1996.
         Company, Migliara-Kaplan & Associates, Inc.,
         Migliara/Kaplan Associates Inc. and the &
         stockholders of Migliara-Kaplan Associates, Inc.

10.32    Asset Purchase Agreement, dated as of                   Report on Form 8-K            2
         November 7, 1995, by and among the Company,             dated January 3, 1996.
         Chesapeake Surveys, Inc., a Maryland corporation,
         and Chesapeake Surveys, Inc., a Delaware corporation

10.33    Agreement and Plan of Merger, dated as                  Report on Form 10-K           10.30
         of December 8, 1995, by and among Plog                  for the year ended
         Research, Inc., a California corporation                December 31, 1995.
         ("PRI-California"), Plog Research, Inc., a
         Delaware corporation, the Company,
         Stanley C. Plog and the stockholders of
         PRI-California


*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                               Incorporated by
                                                                                               Reference from
                                                                                               --------------

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------

10.34    Agreement and Plan of Merger, dated as                  Report on Form 8-K            1
         of March 20, 1997, by and among Prognostics             dated October 22, 1997.
         Corp., a Delaware Corporation, Prognostics, a
         California corporation ("Prognostics"), the Company and
         the shareholders of Prognostics

10.35    Share Purchase Agreement among the Company,             Report on Form 8-K            1
         NFO U.K., Inc. and the Shareholders of The              dated July 11, 1997.
         MBL Group Plc

10.36    Form of Minority Share Purchase Agreement               Report on Form 8-K            2
         among the Company, NFO U.K., Inc., and the              dated July 11, 1997.
         Shareholders of The MBL Group PLC

10.37    Stock Purchase Agreement, dated as of November          Report on Form 8-K            10.1
         10, 1998, by and among NFO Europe (Deutschland)         dated November 20, 1998.
         GmbH & Co. KG, NFO Worldwide, Inc. (the "Company")
         and all of the Stockholders (the "Sellers") of
         Infratest Burke Aktiengesellschaft Holding
         ("Infratest Burke").

10.38    Letter Agreement, dated November 17, 1998, among        Report on Form 8-K            10.2
         the Company, Infratest Burke and the Sellers.           dated November 20, 1998.

10.39    Note Purchase Agreement, dated as of November           Report on Form 8-K            10.3
         20, 1998, between the Company and each of the           dated November 20, 1998.
         purchasers signatory thereto relating to the
         Company's Adjustable Rate Series A Senior Notes
         due 2005 and the Company's Adjustable Rate Series
         B Senior Notes due 2008.

10.40    Note Purchase Agreement, dated as of November           Report on Form 8-K            10.4
         20, 1998, between the Company and each of the           dated November 20, 1998.
         purchasers signatory thereto relating to the
         Company's 9.84% Senior Subordinated Notes due 2008.

10.41    Amendment, dated as of November 20, 1998, to the        Report on Form 8-K            10.5
         separate Note Purchase Agreements dated as of           dated November 20, 1998.
         March 9, 1998, between the Company and each of the
         institutions signatory thereto.


*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                              Incorporated by
                                                                                               Reference from
                                                                                               --------------

                                                                 NFO Worldwide, Inc.
                                                                 Registration                               Sequential
Exhibit                                                          Statement                                  Page
Number                                                           No. or Report                 Exhibit      Number
------------------------------------------------------------------------------------------------------------------------------------
10.42    Amendment No. 1, dated as of November 20, 1998,         Report on Form 8-K            10.6
         to the Credit Agreement dated as of March 9, 1998,      dated November 20, 1998.
         by and among the Company, Fleet National Bank and
         The Chase Manhattan Bank, as co-agents, and the banks
         signatory thereto.

10.43*   Note Purchase Agreement, dated as of March 26, 1999,                                                  39
         between the Company and each of the purchasers signatory
         thereto relating to the Company's $7 million 7.52%
         Senior Notes due November 15, 2005.

10.44*   Note Purchase Agreement, dated as of March 26, 1999,                                                  86
         between the Company and each of the purchasers
         signatory thereto relating to the Company's $8 million
         9.84% Senior Subordinated Notes due November 15, 2008.

21*      Subsidiaries of the Company                                                                          152

23.1*    Consent of Arthur Andersen LLP                                                                       158

23.2*    Consent of Soteriou Banerji                                                                          159

27*      Financial Data Schedule                                                                              160

99.1*    Selected Financial Data                                                                              161

99.2*    Management's Discussion and Analysis of Financial Condition                                          162
         and Results of Operations

99.3*    Financial Statements                                                                                 170

99.4*    Financial Statement Schedules                                                                        195


*Filed herewith.
+Management contract or compensatory plan or arrangement.