Form 10-Q
period 1999-03-31
NFO WORLDWIDE INC
filed 1999-05-14
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         At May 7, 1999, Registrant had outstanding 21,906,157 shares of Common Stock.

                               NFO WORLDWIDE, INC.
                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION                                            NUMBER

         FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets                           3

             Condensed Consolidated Statements of Income                     4

             Condensed Consolidated Statements of Cash Flows                 5

             Condensed Consolidated Statement of
                 Stockholders' Equity                                        6

             Notes to Condensed Consolidated Financial Statements            7

             Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   9

Part II  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                          13

         Signature                                                          14

                               NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                          MARCH 31,       DECEMBER 31,
                                                            1999             1998
                                                         -----------      -----------
                                                         (unaudited)
Assets
Current Assets:
   Cash and Cash Equivalents                             $    11,328      $    17,739
   Receivables:
     Trade, Less Allowance for Doubtful Accounts              89,754           98,250
     Unbilled Receivables                                     20,324           22,524
   Prepaid Expenses and Other Current Assets                  15,251           15,524
                                                         -----------      -----------
       Total Current Assets                                  136,657          154,037
Property and Equipment, Net                                   46,291           44,472
Customer List, Goodwill and Other Intangible Assets          232,010          231,225
Other Assets                                                  21,721           22,064
                                                         -----------      -----------
         Total Assets                                    $   436,679      $   451,798
                                                         ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current Maturities of Long-Term Debt                  $       318      $       396
   Accounts Payable                                           28,104           31,945
   Accrued Liabilities                                        60,671           63,122
   Customer Billings in Excess of Revenues Earned             27,818           26,659
                                                         -----------      -----------
       Total Current Liabilities                             116,911          122,122
                                                         -----------      -----------
   Long-Term Debt, Less Current Portion                      180,965          190,657
   Accrued Pension, Postretirement Benefits and Other         13,711           14,092
                                                         -----------      -----------
       Total Long-Term Liabilities                           194,676          204,749
                                                         -----------      -----------
       Total Liabilities                                     311,587          326,871
                                                         -----------      -----------
Minority Interests                                             3,043            3,164
                                                         -----------      -----------
Stockholders' Equity:
   Common Stock, Par Value $.01 Per Share;
     60,000 Shares Authorized; 21,437 and
     21,401 Issued and Outstanding
     in 1999 and 1998, respectively                              214              214
   Additional Paid-In Capital                                 63,994           63,723
   Retained Earnings                                          63,438           60,535
   Accumulated Other Comprehensive Loss:
     Minimum Pension Liability, Net of Income Taxes             (631)            (631)
     Foreign Currency Translation Adjustment                  (4,966)          (2,078)
                                                         -----------      -----------
       Total Stockholders' Equity                            122,049          121,763
                                                         -----------      -----------
         Total Liabilities and Stockholders' Equity      $   436,679      $   451,798
                                                         ===========      ===========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                                --------------
                                                            1999             1998
                                                         -----------      -----------
Revenues                                                 $   106,416      $    50,243

Costs and Expenses:
   Cost of Revenues                                           55,450           22,281
   Selling, General and Administrative                        38,009           20,984
   Amortization                                                2,371            1,107
   Depreciation                                                2,421              948
                                                         -----------      -----------
       Operating Income                                        8,165            4,923

   Interest Expense, Net                                       3,149              427
   Equity Interest in Net (Income) Loss of
     Affiliated Companies and Other Expenses                    (470)             173
                                                         -----------      -----------
       Income Before Income Taxes
         and Minority Interests                                5,486            4,323

   Provision for Income Taxes                                  2,429            1,665
                                                         -----------      -----------
       Net Income Before Minority Interests                    3,057            2,658

Minority Interests                                               154              177
                                                         -----------      -----------
         Net Income                                      $     2,903      $     2,481
                                                         ===========      ===========

Earnings Per Share:
     Basic                                               $       .14      $       .12
                                                         ===========      ===========
     Diluted                                             $       .13      $       .12
                                                         ===========      ===========

Weighted Average Number of
 Shares Outstanding:
     Basic                                                    21,411           20,791
                                                         ===========      ===========
     Diluted                                                  22,189           21,514
                                                         ===========      ===========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31
                                                                                              --------------
                                                                                           1999            1998
                                                                                        -----------     -----------
Cash Flow From Operating Activities:
   Net Income                                                                           $     2,903     $     2,481
   Adjustments to Reconcile to Net Cash
     Provided By Operating Activities:
     Minority Interests                                                                         154             177
     Amortization Expense                                                                     2,371           1,107
     Depreciation Expense                                                                     2,421             948
     Equity Interest in Net (Income) Loss of
       Affiliated Companies                                                                    (492)             65
     Other                                                                                      669              --
                                                                                        -----------     -----------
       Subtotal                                                                               8,026           4,778

Change in Assets and Liabilities that Provided (Used)
   Cash, Net of Effects of Acquisitions:
     Trade Receivables                                                                        4,822          (2,154)
     Unbilled Receivables                                                                     1,976           2,036
     Prepaid Expenses and Other Current Assets                                                 (380)           (953)
     Accounts Payable and Accrued Liabilities                                                (8,003)            866
     Customer Billings in Excess of Revenues Earned                                             823             701
     Other                                                                                     (203)            338
                                                                                        -----------     -----------
         Net Cash Provided By Operating Activities                                            7,061           5,612
                                                                                        -----------     -----------
Cash Flow From Investing Activities:
   Acquisitions (Net of Cash Acquired)                                                           --         (10,489)
   Capital Expenditures (Net of Minor Disposals)                                             (4,412)         (4,586)
   Other                                                                                       (135)           (117)
                                                                                        -----------     -----------
         Net Cash Used By Investing Activities                                               (4,547)        (15,192)
                                                                                        -----------     -----------
Cash Flow From Financing Activities:
   Issuance of Common Stock, Net of Expenses                                                    271             470
   Payments on Long-Term Debt                                                               (28,717)        (38,579)
   Proceeds from Line of Credit and Other Long-Term Debt                                     20,444          48,500
   Debt Issuance Costs                                                                           --            (303)
                                                                                        -----------     -----------
         Net Cash (Used By) Provided By Financing Activities                                 (8,002)         10,088
                                                                                        -----------     -----------
Effect of Exchange Rate Changes on Cash                                                        (923)           (956)
                                                                                        -----------     -----------

Change in Cash                                                                               (6,411)           (448)
Cash and Cash Equivalents, Beginning of Period                                               17,739           8,055
                                                                                        -----------     -----------
Cash and Cash Equivalents, End of Period                                                $    11,328     $     7,607
                                                                                        ===========     ===========
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
   Interest                                                                             $     2,525     $       393
   Income Taxes                                                                         $     2,787     $       336

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (unaudited, in thousands)


                                                                                             ACCUMULATED     TOTAL
                                                                  ADDITIONAL                 OTHER COMP-     STOCK        COMPRE-
                                           COMMON     COMMON       PAID-IN      RETAINED      REHENSIVE     HOLDERS'      HENSIVE
                                           SHARES      STOCK       CAPITAL      EARNINGS       INCOME        EQUITY       INCOME
                                           ------      -----       -------      --------       ------        ------       ------
Balance at December 31, 1998               21,401   $     214     $  63,723    $  60,535     $  (2,709)    $ 121,763

Net Income                                                                         2,903                       2,903    $   2,903

Translation Adjustments                                                                         (2,888)       (2,888)      (2,888)
                                                                                                                        ---------
Comprehensive Income                                                                                                    $      15
                                                                                                                        =========
Other Issuances                                36                       271                                      271
                                        ---------   ---------     ---------    ---------     ---------     ---------
Balance at March 31, 1999                  21,437   $     214     $  63,994    $  63,438     $  (5,597)    $ 122,049
                                        =========   =========     =========    =========     =========     =========

         The accompanying notes are an integral part of this statement.

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.  Financial Statements:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the Company). All significant intercompany amounts have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three month periods ended March 31, 1999, and March 31, 1998.

These financial statements are presented in accordance with the requirements of Form 10-Q. Accordingly, the financial statements and related notes in the Company's Audited Financial Statements for the fiscal year ended December 31, 1998, included in the Company's Form 10-K filed with the SEC on March 31, 1999, should be read in conjunction with the accompanying condensed consolidated financial statements. The information included herein may not be indicative of the results to be expected for a full year.

Note 2.  Earnings Per Share:

The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                             --------------
                                                           1999         1998
                                                           ----         ----
Net Income Used for Basic and Diluted
   Earnings Per Share                                   $   2,903     $  2,481
                                                        =========     ========
Weighted Average Number of Shares Outstanding
   Used for Basic Earnings Per Share                       21,411       20,791
     Dilutive Stock Options                                   210          576
     Contingently Issuable Common Shares                      568          147
                                                        ---------     --------
Weighted Average Number of Shares Outstanding
   and Common Share Equivalents Used for
   Diluted Earnings Per Share                              22,189       21,514
                                                        =========     ========

Note 3.  Credit Facilities:

On March 26, 1999, the Company successfully completed the private placement of $7 million in Senior Notes and $8 million in Senior Subordinated Notes, the proceeds of which were used to reduce then-existing debt. The Senior and Subordinated Notes bear interest at the fixed rates of 7.52 percent and 9.84 percent, respectively, and are due November 15, 2008. The Senior and Subordinated Notes are to be repaid in equal annual installments of $1 million and $2.67 million beginning in 2002 and 2006, respectively. With the placement of these Notes, the Company satisfied certain provisions contained in its Series A and Series B Senior Notes dated November 20, 1998, thereby reducing the annual interest rates on those Notes from 7.48 percent and 7.82 percent, respectively, to 7.18 percent and 7.52 percent, respectively.

Note 4. Segment Data:

The Company has three operating segments as defined by the provisions of Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), North America, Europe and Australasia and the Middle East. Intersegment sales are generally recorded at market or equivalent value. Operating income by segment consists of net sales less related costs and expenses.

Operating segment disclosures as required by SFAS 131 are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                    ------------------
                                                  1999             1998
                                                  ----             ----
Revenues:
   North America                              $    46,001      $    34,800
   Europe                                          50,564            5,890
   Australasia and the Middle East                 10,242            9,553
                                              -----------      -----------
     Total Operating Segments                     106,807           50,243
   Intersegment Revenues                             (391)              --
                                              -----------      -----------
     Total Revenues                           $   106,416      $    50,243
                                              ===========      ===========
Operating Income:
   North America                              $     5,628      $     4,866
   Europe                                           4,161              426
   Australasia and the Middle East                    296            1,055
                                              -----------      -----------
     Total Operating Segments                      10,085            6,347
   Unallocated Corporate Expenses                  (1,920)          (1,424)
                                              ------------     -----------
      Total Operating Income                  $     8,165      $     4,923
                                              ===========      ===========

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

                                             THREE MONTHS ENDED MARCH 31
                                             PERCENTAGE OF      PERCENTAGE
                                               REVENUES        CHANGE FROM
                                            1999       1998     PRIOR YEAR
                                            ----       ----     ----------
Revenues                                   100.0%     100.0%       111.8%
Costs and Expenses:
   Cost of Revenues                         52.1       44.3        148.9
   Selling, General and Administrative      35.7       41.8         81.1
   Amortization                              2.2        2.2        114.2
   Depreciation                              2.3        1.9        155.4
                                          ------     ------       ------
     Operating Income                        7.7        9.8         65.9

Interest Expense, Net                        3.0        0.9        637.5
Equity Interest in Net (Income) Loss of
  Affiliated Companies and Other Expenses   (0.4)       0.3       (371.7)
                                          ------     ------       ------
     Income Before Income Taxes and
         Minority Interests                  5.1        8.6         26.9
Provision for Income Taxes                   2.3        3.3         45.9
                                          ------     ------       ------
     Net Income Before Minority Interests    2.8        5.3         15.0
Minority Interests                           0.1        0.4        (13.0)
                                          ------     ------       ------
         Net Income                          2.7%       4.9%        17.0%
                                          ======     ======       ======

OPERATIONS

The majority of the increases in the various components of the Company's results of operations for the quarter ended March 31, 1999, compared with the quarter ended March 31, 1998, are the result of the Company's 1998 acquisitions as discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999.

The Company's revenues for the three months ended March 31, 1999, increased 112% to $106.4 million from $50.2 million for the same period last year. This increase was driven by growth across each of the Company's three operating segments - North America, Europe, and Australasia and the Middle East. Within North America, revenues increased by 32% for the quarter, 27% points driven by the effects of acquisitions as well as organic growth of 5%. The Company's North American Healthcare Group performed particularly well. European revenues grew by $44.7 million to $50.6 million, principally as a result of the first time inclusion of Infratest Burke. Revenues in Australasia and the Middle East increased 7%, lead by strong growth in the Middle East as well as the first time inclusion of Donovan Research in Australia. Currency translation effects negatively impacted consolidated revenues by -0.5% for the quarter.

Cost of revenues increased 149% in the first quarter to $55.5 million from $22.3 million a year ago. The increase in cost of revenues was primarily the result of increased revenues in the Company's three operating segments as well as the inclusion of the Company's newly acquired companies ($32.3 million).

Selling, general and administrative expenses increased 81% in the first quarter to $38.0 million from $21.0 million in the same period last year. The increase was predominately the result of the inclusion of the newly acquired companies ($14.1 million), as well as increased staffing expenses ($1.8 million). Increases were also due to inflationary factors.

As a result of the items above, operating income for the quarter ended March 31, 1999, increased 66% to $8.2 million from $4.9 million in the same quarter a year ago. Operating margins decreased to 7.7% from 9.8% for the same period last year. The primary causes of this decline, each anticipated in the Company's 1999 internal budget, were a) increased losses in the North American financial services business, b) reduced profitability in the Australasian operations due to a difficult business environment there and c) certain investments made within the Company's Interactive division during the first quarter of 1999, which caused losses to increase there.

Interest expense increased $2.7 million to $3.1 million for the first quarter of 1999 due to additional borrowings in 1998 to fund acquisitions, primarily the Infratest Burke acquisition in November 1998.

The Company's effective tax rate for the quarter ended March 31, 1999, was 44.3% compared to 38.5% for the same period last year. This increase is principally the result of an increase in the proportion of the Company's income derived from companies located in higher tax jurisdictions.

Net income for the first quarter of 1999 increased 17% to $2.9 million from $2.5 million for the same period in 1998. Diluted earnings per share were $.13 compared to last year's $.12 per share, an increase of 8%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 1999, was $19.7 million compared to $31.9 million at December 31, 1998. The decrease in working capital resulted primarily from a decline in cash and cash equivalents of $6.4 million and receivables of $10.7 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.3 million. The reduction in cash and receivables was primarily the result of repayment of long-term debt.

As of March 31, 1999, the Company had $35.4 million outstanding on its $75.0 million credit facility, and $127 million outstanding in Senior Notes payable. Additionally, Infratest Burke had $14.4 million of debt outstanding at March 31, 1999. Total stockholders' equity as of March 31, 1999, was $122 million.

Capital expenditures for the quarter ended March 31, 1999, were $4.4 million compared to $4.6 million for the same period last year. Capital expenditures for 1999 are anticipated to be approximately $14 million.

The Company anticipates that existing cash, together with internally generated funds and its credit and stock availabilities, will provide the Company with the resources that are needed to satisfy potential acquisitions, capital expenditures and the Company's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long-term capital needs.

YEAR 2000 ISSUES

The Company is currently working to resolve the Year 2000 issue. In early 1997, the Company completed an impact analysis across all proprietary custom software programs and systems. As a result of this analysis, affected programs are being modified by the Company's programming departments to ensure future compliance. Any new programs being developed are being made Year 2000 compliant from the outset, while certain existing systems are being made Year 2000 compliant as they are reengineered.

The Company operates subsidiaries and divisions worldwide. While many of these operations are already Year 2000 compliant in hardware, software and embedded systems, other operations are still in the process of upgrading their systems for Year 2000 compliance. The Company is in the process of testing its mission critical and non-critical systems and software for Year 2000 compliance by using a series of Year 2000 test dates. In instances where the Year 2000 dates are not properly processed, the systems and software are upgraded and re-tested as necessary for Year 2000 compliance. Mission critical applications and systems have been prioritized for Year 2000 compliance, and the majority of those systems are already compliant.

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

The Company originally targeted January 1, 1999, to complete Year 2000 compliance of mission critical systems, including third-party and supply chain vendors. Although the majority of the Company's subsidiaries have met this target, certain newly acquired entities are still being analyzed for compliance. The Company estimates that total Year 2000 compliance costs incurred from 1997 through March 31, 1999, approximate $400,000, and the estimated future cost to complete Year 2000 compliance is approximately $800,000, including capital expenditures of approximately $500,000. These estimates have increased since year end due to additional information being provided by certain of the Company's newly acquired entities.

THE EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the Euro is from January 1, 1999, to June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The more important issues include converting information technology systems, reassessing currency risk, and processing accounting and tax records.

Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which the Company conducts its business and processes its accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As certain of the statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of the Company's competition on client purchasing decisions, the strategic decisions of the Company's management team, the extent to which the Company is successful in developing and marketing its interactive marketing research techniques, the effect of foreign exchange rate fluctuations, and other factors referenced in this report. In addition, the success of the Company's worldwide expansion efforts is dependent in part upon the successful application of NFO's methodologies to different business and consumer environments. To understand the additional risks which may affect the Company's future performance, please refer to Part 1 of NFO's 1998 Annual Report on Form 10-K filed on March 31, 1999.

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Amendment No. 2, dated as of March 15, 1999, to the Credit Agreement dated as of March 9, 1998, among the Company, Fleet National Bank and the Chase Manhattan Bank as co-agents, Fleet National Bank as administrative agent and the other banks party thereto.

10.2 Amendment No. 2, dated as of March 15, 1999, to the Note Purchase Agreements dated as of March 9, 1998, relating to the Company's 6.43% Senior Notes due March 1, 2008.

10.3 Amendment No. 1, dated as of February 15, 1999, to the Note Purchase Agreements dated as of November 20, 1998, relating to the Company's Adjustable Rate Series A Senior Notes due November 15, 2005 and the Company's Adjustable Rate Series B Senior Notes due November 15, 2008.

10.4 Amendment No. 2, dated as of March 15, 1999, to the Note Purchase Agreements dated as of November 20, 1998, relating to the Company's Adjustable Rate Series A Senior Notes due November 15, 2005 and the Company's Adjustable Rate Series B Senior Notes due November 15, 2008.

10.5 Amendment No. 1, dated as of March 15, 1999, to the Note Purchase Agreements dated as of November 20, 1998, relating to the Company's 9.84% Senior Subordinated due November 15, 2008.

10.6 Employment Agreement, dated as of November 20, 1998, between the Company and Dr. Hartmut Kiock.

27.      Financial Data Schedule

(b)      Reports on Form 8-K

The Company filed a report on Form 8-K/A with the Commission on February 3, 1999, which was an amendment to the Form 8-K filed with Commission on November 20, 1998, in respect of the acquisition of Infratest Burke Aktiengesellschaft Holding.

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


                                    NFO WORLDWIDE, INC.
                                    -------------------
                                    (Registrant)

Dated: May 14, 1999                 /s/ Patrick G. Healy
                                    --------------------
                                    Patrick G. Healy,
                                    President - Australasia & the Middle East,
                                    and Chief Financial Officer
                                    (Authorized Officer of Registrant and
                                    Principal Financial Officer)