Form 10-Q
period 1999-06-30
NFO WORLDWIDE INC
filed 1999-08-13
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

                        Commission file number: 0 - 21460

                               NFO WORLDWIDE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           06-1327424
---------------------------------                    ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

TWO PICKWICK PLAZA, GREENWICH, CT.                             06830
----------------------------------------             ------------------------
(Address of principal executive offices)                     (Zip Code)

                                (203) 629 - 8888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

AT AUGUST 6, 1999, REGISTRANT HAD OUTSTANDING 22,249,680 SHARES OF COMMON STOCK.

                               NFO WORLDWIDE, INC.
                                      INDEX

                                                                           PAGE
PART I FINANCIAL INFORMATION                                              NUMBER

       Financial Statements:

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

                               NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       JUNE 30,    DECEMBER 31,
                                                         1999         1998
                                                       --------     --------
                                                      (unaudited)
Assets
Current Assets:
   Cash and Cash Equivalents                           $  7,303     $ 17,739
   Receivables:
     Trade, Less Allowance for Doubtful Accounts         95,109       98,250
     Unbilled Receivables                                29,195       22,524
   Prepaid Expenses and Other Current Assets             17,611       15,524
                                                       --------     --------
       Total Current Assets                             149,218      154,037
Property and Equipment, Net                              46,704       44,472
Customer List, Goodwill and Other Intangible Assets     227,533      231,225
Other Assets                                             19,076       22,064
                                                       --------     --------
         Total Assets                                  $442,531     $451,798
                                                       ========     ========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current Maturities of Long-Term Debt                $    613     $    396
   Accounts Payable                                      20,145       31,945
   Accrued Liabilities                                   43,396       63,122
   Customer Billings in Excess of Revenues Earned        31,493       26,659
                                                       --------     --------
       Total Current Liabilities                         95,647      122,122
                                                       --------     --------

   Long-Term Debt, Less Current Portion                 197,026      190,657
   Accrued Pension, Postretirement Benefits and Other    13,019       14,092
                                                       --------     --------
       Total Long-Term Liabilities                      210,045      204,749
                                                       --------     --------
       Total Liabilities                                305,692      326,871
                                                       --------     --------

Minority Interests                                        2,994        3,164
                                                       --------     --------

Stockholders' Equity:
   Common Stock, Par Value $.01 Per Share;
     60,000 Shares Authorized; 22,221 and
     21,401 Issued and Outstanding
     in 1999 and 1998, respectively                         222          214
   Additional Paid-In Capital                            71,100       63,723
   Retained Earnings                                     68,560       60,535
   Accumulated Other Comprehensive Loss:
     Minimum Pension Liability, Net of Income Taxes        (631)        (631)
     Foreign Currency Translation Adjustment             (5,406)      (2,078)
                                                       --------     --------
       Total Stockholders' Equity                       133,845      121,763
                                                       --------     --------
         Total Liabilities and Stockholders' Equity    $442,531     $451,798
                                                       ========     ========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS               SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                     --------------            --------------
                                                   1999         1998         1999         1998
                                                 --------     -------      --------     --------
Revenues                                         $119,431     $65,003      $225,847     $115,246

Costs and Expenses:
   Cost of Revenues                                61,177      29,769       116,627       52,050
   Selling, General and Administrative             40,916      24,433        78,925       45,417
   Amortization                                     2,452       1,226         4,823        2,333
   Depreciation                                     2,330       1,172         4,751        2,120
                                                 --------     -------      --------     --------

       Operating Income                            12,556       8,403        20,721       13,326

   Interest Expense, Net                            3,610         645         6,759        1,072
   Equity Interest in Net (Income) Loss
     of Affiliated Companies
     and Other Expenses                              (413)        104          (883)         277
                                                 ---------    -------      ---------    --------

       Income Before Income Taxes
         and Minority Interests                     9,359       7,654        14,845       11,977

   Provision for Income Taxes                       4,139       3,062         6,568        4,726
                                                 --------     -------      --------     --------

       Net Income Before
         Minority Interests                         5,220       4,592         8,277        7,251

Minority Interests                                     98         226           252          403
                                                 --------     -------      --------     --------

         Net Income                              $  5,122     $ 4,366      $  8,025     $  6,848
                                                 ========     =======      ========     ========

Earnings Per Share:
     Basic                                       $    .23     $   .21      $    .37     $    .33
                                                 ========     =======      ========     ========
     Diluted                                     $    .23     $   .20      $    .36     $    .32
                                                 ========     =======      ========     ========

Weighted Average Number of
 Shares Outstanding:
     Basic                                         22,028      21,200        21,720       20,996
                                                 ========     =======      ========     ========
     Diluted                                       22,282      21,729        22,229       21,622
                                                 ========     =======      ========     ========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS            SIX MONTHS
                                                             ENDED JUNE 30,         ENDED JUNE 30,
                                                             --------------         --------------
                                                          1999        1998        1999        1998
                                                        --------    --------    --------    --------
Cash Flow From Operating Activities:
   Net Income                                           $  5,122    $  4,366    $  8,025    $  6,848
   Adjustments to Reconcile to Net Cash
     Used By Operating Activities:
     Minority Interests                                       98         226         252         403
     Amortization Expense                                  2,452       1,226       4,823       2,333
     Depreciation Expense                                  2,330       1,172       4,751       2,120
     Equity Interest in Net (Income) Loss of
       Affiliated Companies                                 (438)        107        (930)        172
     Other                                                  (525)       (312)        144        (312)
                                                        --------    --------    --------    --------
       Subtotal                                            9,039       6,785      17,065      11,564

Change in Assets and Liabilities that Provided (Used)
  Cash, Net of Effects of Acquisitions:
     Trade Receivables                                    (8,883)        392      (4,061)     (1,763)
     Unbilled Receivables                                 (7,404)     (9,196)     (5,428)     (7,160)
     Prepaid Expenses & Other Current Assets              (2,151)     (1,477)     (2,734)     (2,092)
     Accounts Payable & Accrued Liabilities              (12,466)     (4,424)    (20,469)     (3,556)
     Customer Billings in Excess
       of Revenues Earned                                  2,196      (2,240)      3,019      (1,538)
                                                        --------    --------    --------    --------
       Net Cash Used By Operating Activities             (19,669)    (10,160)    (12,608)     (4,545)
                                                        --------    --------    --------    --------

Cash Flow From Investing Activities:
   Acquisitions (Net of Cash Acquired)                    (2,634)     (6,669)     (2,634)    (17,158)
   Capital Expenditures (Net of Minor Disposals)          (3,547)     (3,712)     (8,094)     (8,366)
                                                        --------    --------    --------    --------
       Net Cash Used By Investing Activities              (6,181)    (10,381)    (10,728)    (25,524)
                                                        --------    --------    --------    --------

Cash Flow From Financing Activities:
     Issuance of Common Stock, Net of Expenses             1,986         598       2,257       1,069
     Payments on Long-Term Debt                           (1,438)    (19,177)    (30,155)    (57,755)
     Proceeds from Line of Credit and
       Other Long-Term Debt                               20,830      34,444      41,274      82,641
                                                        --------    --------    --------    --------
       Net Cash Used By Financing Activities              21,378      15,865      13,376      25,955
                                                        --------    --------    --------    --------

Effect of Exchange Rate Changes on Cash                      447         891        (476)       (119)
                                                        --------    --------    --------    --------

Change in Cash                                            (4,025)     (3,785)    (10,436)     (4,233)
Cash and Cash Equivalents, Beg. of Period                 11,328       7,607      17,739       8,055
                                                        --------    --------    --------    --------
Cash and Cash Equivalents, End of Period                $  7,303    $  3,822    $  7,303    $  3,822
                                                        ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
     Interest                                           $  3,760    $    270    $  6,285    $    663
     Income Taxes                                       $  5,356    $  2,050    $  8,143    $  2,386

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)

                                                                    ACCUMULATED    TOTAL
                                              ADDITIONAL            OTHER COMP-    STOCK     COMPRE-
                              COMMON  COMMON   PAID-IN    RETAINED   REHENSIVE    HOLDERS'   HENSIVE
                              SHARES  STOCK    CAPITAL    EARNINGS    (LOSS)       EQUITY    INCOME
Balance at December 31, 1998  21,401   $214    $63,723     $60,535   $(2,709)    $121,763

Net Income                                                   8,025                  8,025    $ 8,025

Translation Adjustments                                               (3,328)      (3,328)    (3,328)
                                                                                             --------

Comprehensive Income                                                                         $ 4,697
                                                                                             =======

Other Issuances                  820      8      7,377                              7,385
                              ------   ----    -------     -------   -------     --------

Balance at June 30, 1999      22,221   $222    $71,100     $68,560   $(6,037)    $133,845
                              ======   ====    =======     =======   ========    ========

         The accompanying notes are an integral part of this statement.

                               NFO WORLDWIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. FINANCIAL STATEMENTS:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the Company). All significant intercompany amounts have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999, and June 30, 1998.

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

NOTE 2. EARNINGS PER SHARE:

The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                    THREE MONTHS           SIX MONTHS
                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                   1999       1998       1999        1998
                                                 -------    -------    -------     -------
Net Income Used for Basic and Diluted
   Earnings Per Share                            $ 5,122    $ 4,366    $ 8,025     $ 6,848
                                                 =======    =======    =======     =======

Weighted Average Number of Shares Outstanding
   Used for Basic Earnings Per Share              22,028     21,200     21,720      20,996
     Dilutive Stock Options                          254        529        225         553
     Contingently Issuable Common Shares              --         --        284          73
                                                 -------    -------    -------     -------

Weighted Average Number of Shares Outstanding
   and Common Share Equivalents Used for
   Diluted Earnings Per Share                     22,282     21,729     22,229      21,622
                                                 =======    =======    =======     =======

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

Operating segment disclosures as required by SFAS 131 are as follows (IN THOUSANDS):

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                   1999       1998          1999       1998
                                                 --------   -------       --------   --------
Revenues:
   North America                                 $ 53,538   $47,880       $ 99,539   $ 82,680
   Europe                                          54,192     6,526        104,756     12,416
   Australasia and the Middle East                 12,384    10,597         22,626     20,150
                                                 --------   -------       --------   --------
     Total Operating Segments                     120,114    65,003        226,921    115,246
   Intersegment Revenues                             (683)       --         (1,074)        --
                                                 --------   -------       --------   --------
       Total Revenues                            $119,431   $65,003       $225,847   $115,246
                                                 ========   =======       ========   ========

Operating Income:
   North America                                 $  8,817   $ 7,584       $ 14,445   $ 12,450
   Europe                                           4,181       703          8,342      1,129
   Australasia and the Middle East                  1,247     1,396          1,543      2,451
                                                 --------   -------       --------   --------
     Total Operating Segments                      14,245     9,683         24,330     16,030
   Unallocated Corporate Expenses                  (1,689)   (1,280)        (3,609)    (2,704)
                                                 --------   -------       --------   --------
       Total Operating Income                    $ 12,556   $ 8,403       $ 20,721   $ 13,326
                                                 ========   =======       ========   ========

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

                                                   THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------           -------------------------
                                                  PERCENTAGE OF                         PERCENTAGE OF
                                                    REVENUES         PERCENTAGE           REVENUES         PERCENTAGE
                                               -------------------   CHANGE FROM    --------------------   CHANGE FROM
                                                 1999       1998     PRIOR YEAR       1999       1998      PRIOR YEAR
                                               --------   --------   ----------     ---------  ---------   ----------
Revenues                                        100.0%     100.0%      83.7%         100.0%     100.0%        96.0%
Costs and Expenses:
   Cost of Revenues                              51.2       45.8      105.5           51.6       45.2        124.1
   Selling, General & Administrative             34.3       37.6       67.5           34.9       39.4         73.8
   Amortization                                   2.0        1.9      100.0            2.2        2.0        106.7
   Depreciation                                   2.0        1.8       98.8            2.1        1.8        124.1
                                               ------     ------     ------         ------     ------       ------

     Operating Income                            10.5       12.9       49.4            9.2       11.6         55.5

Interest Expense, Net                             3.0        1.0      459.7            3.0        0.9        530.5
Equity Interest in Net (Income) Loss
   of Affiliated Companies and
   Other Expenses                                (0.4)       0.1     (497.1)          (0.4)       0.3       (418.8)
                                               ------     ------     ------         ------     ------       ------

     Income Before Income Taxes
       and Minority Interests                     7.9       11.8       22.3            6.6       10.4         23.9

Provision for Income Taxes                        3.5        4.7       35.2            2.9        4.1         39.0
                                               ------     ------     ------         ------     ------       ------

     Net Income Before
       Minority Interests                         4.4        7.1       13.7            3.7        6.3         14.1

Minority Interests                                 .1        0.4      (56.6)            .1        0.4        (37.5)
                                               ------     ------     ------         ------     ------       ------

         Net Income                               4.3%       6.7%      17.3%           3.6%       5.9%        17.2%
                                               ======     ======     ======         ======     ======       ======

OPERATIONS

The majority of the increases in the various components of the Company's results of operations for the three and six month periods ended June 30, 1999, compared with the same periods in 1998, are the result of the Company's 1998 acquisitions as discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999.

The Company's revenues for the three months ended June 30, 1999, increased $54.4 million, or 84%, to $119.4 million from $65.0 million for the same period last year. For the six months ended June 30, 1999, revenues increased 96% to $225.8 million compared with $115.2 million in the prior year. These increases were driven by double-digit growth across each of the Company's three operating segments - North America, Europe, and Australasia and the Middle East. In total, organic growth reached almost 9% for the quarter and 7% for the year-to-date period.

For the second quarter, North American revenues grew 12%, largely as a result of organic growth of 9%. This growth was attributed to continued strong performance by the Company's North American Healthcare, Technologies and Panel Groups. For the six months ended June 30, 1999, the North American revenues increased 20%, with 13% driven by acquisitions. The North American Healthcare, Continuous Tracking, Hi Tech/Telecommunications and Panel Groups all grew in excess of 10% for the six month period, fueled by organic growth of 7%. Within Europe, second quarter revenues were more than eight times those of the second quarter a year ago, principally due to the inclusion of Infratest Burke, acquired in November 1998. Organic growth within Europe reached 16% for the second quarter and 7% for the six months ended June 30, 1999. Revenue increases in Australasia and the Middle East were led by strong growth in the Middle East as well as the first time inclusion of Donovan Research in Australia. Total revenues grew 17% in this region for the quarter and 12% for the year-to-date period, with organic growth of 9% and 7%, respectively.

Cost of revenues increased $31.4 million, or 106%, in the second quarter to $61.2 million from $29.8 million a year ago. For the six month period, cost of revenues increased $64.6 million, or 124%, to $116.6 million from $52.0 million in the prior year. These increases were primarily the result of increased revenues in the Company's three operating segments as discussed above, as well as the inclusion of the Company's newly acquired companies ($30.0 million and $62.2 million for the quarter and year-to-date periods, respectively).

Selling, general and administrative expenses increased $16.5 million, or 68%, in the second quarter to $40.9 million from $24.4 million in the same period last year. Year-to-date selling, general and administrative expenses increased $33.5 million, or 74%, to $78.9 million from $45.4 million in the prior year. These increases were predominately the result of the inclusion of the newly acquired companies ($13.4 million and $27.5 million for the second quarter and year-to-date periods, respectively), as well as increased staffing expenses ($2.0 million and $3.7 million for the quarter and year-to-date periods, respectively). Increases were also effected by inflationary factors.

As a result of the items above, operating income for the quarter ended June 30, 1999, increased $4.2 million, or 49%, to $12.6 million from $8.4 million in the same quarter a year ago. Year-to-date operating income increased $7.4 million, or 55%, to $20.7 million from $13.3 million in the prior year. Second quarter operating margins decreased to 10.5% from 12.9% for the same period last year due to the inclusion of the newly acquired companies. Excluding the effect of newly acquired companies, second quarter operating margins were consistent with the same period last year.

Year-to-date operating margins decreased to 9.2% from 11.6% in the prior year. The primary causes of the year-to-date decline, which was in line with the Company's expectations, were a) increased losses in the North American financial services business as result of heightened competition within the industry following recent bank mergers and consolidations, b) reduced profitability in the Australasian operations as a result of continued competitive and market pressures in that region and c) increased losses in the Company's Interactive division during the first half of 1999 resulting from increased investments in that operation.

Interest expense increased to $3.6 million from $.6 million for the second quarter and increased to $6.8 million from $1.1 million for the six months ended June 30, 1999, compared to the respective periods in the prior year. The increases were due to additional borrowings in 1998 to fund acquisitions, primarily the Infratest Burke acquisition in November 1998.

The Company's effective tax rate for the quarter ended June 30 1999, was 44.2% compared to 40.0% for the same period last year. For the six months ended June 30, 1999, the effective tax rate increased to 44.2% from 39.5% in the prior year. The increases were principally the result of the Company's recent acquisitions being located in higher tax jurisdictions as well as the effect of non-deductible goodwill associated with these acquisitions.

Net income for the second quarter of 1999 increased 17% to $5.1 million from $4.4 million for the same period in 1998. For the six months ended June 30, 1999, net income increased 17% to $8.0 million from $6.8 million in the prior year. Second quarter diluted earnings per share were $.23 compared to last year's $.20 per share, an increase of 15%. Year-do-date diluted earnings per share increased 13% to $.36 from $.32 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 1999, was $53.6 million compared to $31.9 million at December 31, 1998. The increase in working capital resulted primarily from a decline in accounts payable and accrued liabilities of $31.5 million and an increase in receivables of $3.5 million, partially offset by a decrease in cash and cash equivalents of $10.4 million and a decrease in other net current assets of $2.9 million. The decreases in accounts payable and accrued liabilities were attributed to 1999 payment of earn outs accrued as of year end totaling $4.4 million, payment of accrued bonuses totaling $4.0 million, payment of other tax-related accruals totaling $3.2 million, as well as normal fluctuations in the timing of the payment of invoices. The decrease in cash was attributed to routine fluctuations as well as the cash portion of the 1999 earn out payments totaling $5.0 million.

As of June 30, 1999, the Company had $45.5 million outstanding on its $75.0 million credit facility, $127.0 million outstanding in Senior Notes payable, and $23.4 million of debt outstanding outside the United States. Total stockholders' equity as of June 30, 1999, was $133.8 million.

Capital expenditures for the quarter ended June 30, 1999, were $3.5 million compared to $3.7 million for the same period last year. Capital expenditures for the six months ended June 30, 1999, were $8.1 million compared to $8.4 million in the prior year. Capital expenditures for 1999 are anticipated to be approximately $14 million.

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

The Company originally targeted January 1, 1999, to complete Year 2000 compliance of mission critical systems, including third-party and supply chain vendors. Although the majority of the Company's subsidiaries have met this target, certain newly acquired entities are still being analyzed for compliance. The Company estimates that total Year 2000 compliance costs incurred from 1997 through June 30, 1999, were approximately $800,000, and the estimated future cost to complete Year 2000 compliance is approximately $400,000, including capital expenditures of approximately $250,000. Although the Company has taken the steps outlined above to address the Year 2000 issue, management cannot fully assure Year 2000 compliance due to the unprecedented nature of the Year 2000 issue.

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

PART II OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

10.1    NFO Research, Inc. Directors' Stock Option Plan dated as of May 11,
        1999.

27      Financial Data Schedule

(A)     REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the quarter ended June 30, 1999.

                               NFO WORLDWIDE, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NFO WORLDWIDE, INC.
                                    (Registrant)


Dated: AUGUST 13, 1999              /s/ PATRICK G. HEALY
                                    --------------------
                                    Patrick G. Healy,
                                    President - Australasia & the Middle East,
                                    and Chief Financial Officer
                                    (Authorized Officer of Registrant and
                                      Principal Financial Officer)