Form 10-K/A
period 1998-12-31
NFO WORLDWIDE INC
filed 1999-08-30
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 0 - 21460

                               NFO WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             06-1327424
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

    2 PICKWICK PLAZA, GREENWICH, CT.                               06830
(Address of principle executive offices)                         (Zip Code)

                                 (203) 629-8888
              (Registrant's telephone number, including area code)

                     Common Stock, par value $.01 per share
                                (Title of Class)

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

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of NFO Worldwide, Inc. (the "Company") for the year ended December 31, 1998, amends
Part III Items 10, 11, 12 and 13 in their entirety. No other Items of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are amended.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                       NOMINEES FOR ELECTION AS DIRECTORS

The Board of Directors currently consists of five members. It is intended that the proxies in the accompanying form will be voted at the meeting for the election to the Board of Directors of the named nominees, William E. Lipner, Steven J. Gilbert, Walter A. Forbes, Edmund A. Hajim and John Sculley, all of whom currently serve as directors.

The Board of Directors has no reason to believe that any of such nominees will be unable or unwilling to serve as a director if elected, but if any nominee should be unable or for good cause unwilling to serve, the shares represented by proxies solicited by the Board of Directors will be voted for the election of such other person for the office of director as the Board of Directors may recommend in place of such nominee.

Set forth below are each nominee's name, age, principal occupation, position with the Company, period of service as a director of the Company, membership on committees of the Board of Directors, and other directorships held.

            Name                    Age                   Position                     Director Since
            ----                    ---                   --------                     --------------
 William E. Lipner(l)...............51       Chairman of the Board, President,
                                             Chief Executive Officer and Director           1991
 Steven J. Gilbert(l)(2)(3).........52       Director                                       1991
 Walter A. Forbes(l)(3)(4)..........56       Director                                       1991
 Edmund A. Hajim(2)(3)(4)...........62       Director                                       1992
 John Sculley(2)(4).................60       Director                                       1994

------------------
(1)      Member of the Executive Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee
(4)      Member of the Nominating Committee

Mr. Lipner has been with the Company or its predecessor, National Family Opinion, Inc. (the "Predecessor") for over 25 years, serving as its President and Chief Executive Officer since July 1982 and as Chairman of the Board of Directors since February 1993. Mr. Lipner has been a director of the Company since its organization in September 1991. Mr. Lipner is also a director of Crane Co., a diversified aerospace engineering and manufacturing company.

Mr. Gilbert has been a director of the Company since its organization in September 1991 and served as the Chairman of the Board of Directors from September 1991 to February 1993 and as Vice Chairman of the Board of Directors from February 1993 to March 1998. Mr. Gilbert is Chairman of the Board of Gilbert Global Equity Partners, L.P., a private equity fund. Mr. Gilbert was the Managing General Partner of Soros Capital L.P., an investment firm, from 1992 to 1997. Mr. Gilbert is also a director of Veritas, Inc., a marine seismic company, ESAT Telecom Holdings, an Irish telecommunications company, Terra Nova (Bermuda) Holdings, Limited, a Bermuda based reinsurer, Colep Holding, Ltd., a Portuguese packaging company, LLC International, Inc., a wireless telephone engineering firm, the Asian Infrastructure Fund, and Star City Casino Holdings Pty. Ltd., an Australian gaming concern.

Mr. Forbes has been a director of the Company since its organization in September 1991. Mr. Forbes was the Chairman and Chief Executive Officer of CUC International Inc. (now Cendant Corporation), an interactive electronic consumer services company, from 1988 through December 1997. From December 1997 through July 1998, Mr. Forbes was the Chairman of Cendant Corporation. In July 1998, Mr. Forbes resigned as an officer and director of Cendant corporation. Since July 1998, Mr. Forbes has been an independent investor.

Mr. Hajim has been a director of the Company since February 1992. Mr. Hajim is co-chairman, Americas Region, of ING Barings, the corporate and investment banking unit of ING Group, N.V. He is also chairman and chief executive officer of ING Furman Selz Asset Management, a division of ING Asset Management, the asset management unit of ING Group. From 1983 to 1998, Mr. Hajim was the Chairman and Chief Executive Officer of Furman Selz LLC, an investment banking, brokerage and money management firm. Mr. Hajim is also a director of Tosco Corporation, a refiner and marketer of petroleum products and a manufacturer and distributor of fertilizer products.

Mr. Sculley joined the Board of Directors in October 1994. From 1983 to 1993, Mr. Sculley was the Chairman and Chief Executive Officer of Apple Computer, Inc. For five months (from October 1993 to February 1994), Mr. Sculley was the Chairman and Chief Executive Officer of Spectrum Information Technologies, Inc. ("Spectrum"). On January 26, 1995, Spectrum, together with three of its four operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. John Sculley is a partner with his brothers Arthur and David in Sculley Brothers, a family investment capital firm, which focuses on media enabling technologies; Internet services; and consumer businesses. The Sculleys are active in about 20 companies in Silicon Valley, New York, Bermuda and Israel. Their multimedia investments include: NetObjects; Live Picture; Zapa Digital Arts; Veon; SoftVideo; Cambridge Display Technologies; and Sirius Thinking. Their Internet service investments include Intralinks; Talk City; PeopleScape; GreenTree and Buy.Com. Their consumer companies include Wolfgang Puck Foods; Select Comfort; Ranch 1 and Frame King. Sculley Brothers is based in New York City.

                        BOARD OF DIRECTORS AND COMMITTEES

The business of the Company is managed under the direction of the Board of Directors. The Board of Directors has established four principal committees whose primary functions are briefly described below. During 1998, the Board of Directors met or acted by written consent ten times. Each director attended at least 75% of the total number of meetings held during 1998 while he was a member of the Board of Directors, including meetings of committees of which the director is a member.

The Audit Committee is presently composed of Messrs. Gilbert, Hajim and Sculley. The Audit Committee's functions include recommending to the Board of Directors the appointment of independent public accountants for the Company, subject to the approval of the stockholders, discussing and reviewing the scope and the fees of the prospective annual audit and reviewing the results thereof with the independent accountants, reviewing compliance with existing major accounting and financial policies of the Company, reviewing the adequacy of the financial organization of the Company, and considering comments by the independent accountants regarding internal controls and accounting procedures and management's response to those comments. In 1998, the committee held one meeting.

The Compensation Committee is composed of Messrs. Forbes, Gilbert and Hajim. The functions of the Compensation Committee include reviewing and making recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the company. In 1998, the committee held one meeting and acted by written consent seven times. A subcommittee of the Compensation Committee, the Stock Option Committee, has been established by the Board of Directors. The Stock Option Committee is presently composed of Messrs. Forbes and Hajim and is responsible for administering the NFO Worldwide, Inc. Stock Option Plan.

The Nominating Committee is composed of Messrs. Forbes, Hajim and Sculley. Its principal function is to consider and nominate persons for election to the Board of Directors. The committee acted by written consent once in 1998. The Nominating Committee may consider nominees recommended by stockholders. In order for the Nominating Committee to do so, written notice must be given and received by the Secretary of the Company at the principal executive office of the Company no later than 60 days prior to the anniversary date of the immediately preceding annual meeting. Such notice shall set forth (i) the name and address of the nominee; (ii) any arrangements or understandings between the stockholder and the nominee or any third party with respect to the nomination; (iii) any other information required to be included in a proxy statement pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and (iv) the consent of the nominee to serve as a director if so selected.

The Executive Committee is composed of Messrs. Lipner, Forbes and Gilbert. The principal functions of the Executive Committee include exercising the powers of the Board of Directors during intervals between Board meetings and acting as an advisory body to the Board of Directors by reviewing various matters prior to their submission to the Board of Directors. The Executive Committee did not meet in 1998.

                               EXECUTIVE OFFICERS

In addition to Mr. Lipner, the Company's executive officers are as follows:

            Name            Age                   Position
            ----            ---                   --------
 Charles B. Hamlin..........52       President - Interactive/High Technology
                                     and Telecommunications

 Patrick G. Healy...........43       President - Australasia and the Middle East
                                     and Chief Financial Officer

 Dr. Hartmut Kiock..........55       President - European Operations

 Joseph M. Migliara.........54       President - North American Operations

Mr. Hamlin joined the Company as its Executive Vice President - Interactive Business Development in February 1996 and assumed his current position in September 1997. From 1994 to 1996, he was Vice President of Marketing for Lotus Development Corporation, a computer software company. From 1992 to 1994, Mr. Hamlin was Corporate Vice President of the Harvard Business School Publishing Company. Prior to that he served in various capacities with Mercer Management Consulting (formerly Temple Barker and Sloane/Strategic Planning Associates) from 1978 to 1992, most recently as Senior Partner.

Mr. Healy joined the Company as its Executive Vice President - Finance and Chief Financial Officer in November 1993 and was named President - Australasia and the Middle East, in January 1999. Mr. Healy remains the Company's Chief Financial Officer. Prior to this, Mr. Healy was the President - Corporate Products/Systems Development of the Company. He was Executive Vice President and Chief Financial Officer of The Interep Radio Store, a national radio advertising sales firm, for the previous nine years. From 1983 to 1984, Mr. Healy was Assistant Controller of Scali, McCabe, Sloves, Inc., and from 1977 to 1983, Mr. Healy served in various capacities with Arthur Andersen LLP, an independent public accounting firm, lastly as an Audit Manager. Mr. Healy is a certified public accountant. Mr. Healy has served as the Company's Chief Financial Officer since November 1993, as the Company's Secretary since March 1998, and as President - Australasia and the Middle East since January 1999.

Dr. Kiock was named the Company's President - European Operations in January 1999. Dr. Kiock is also the Chairman of the Board of Management of Infratest Burke Aktiengesellschaft Holding ("Infratest Burke"), a position which he has held since 1989, and has been a member of Infratest Burke's Board since 1970. Infratest Burke was acquired by the Company in November 1998. Dr. Kiock has thirty years experience in market research and consultancy throughout the whole of the European Community.

Mr. Migliara became the Company's President - North American Operations in January 1999. Prior to that, Mr. Migliara had been the Company's President - Healthcare and Consumer Packaged Goods since September 1997. Mr. Migliara joined the Company upon the acquisition of Migliara/Kaplan Associates, Inc. ("M/K") in January 1996. In 1980, Mr. Migliara co-founded M/K and was President and Chief Executive Officer from 1980 through 1995. Prior to starting M/K he was employed at Becton-Dickinson, most recently as Director of Marketing. Mr. Migliara is also a director of Digene Corp.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who may be deemed to own beneficially more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such Forms it has received, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1998.

Item 11.  Executive Compensation

Shown below is information concerning the annual compensation for services in all capacities to the Company for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, of those persons who were, during the calendar year of 1998 (i) the chief executive officer and (ii) the other four executive officers of the Company for calendar year 1998 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                  Compensation
                                                  Annual Compensation                Awards
                                                  -------------------               Number of
                                                                   Other Annual    Securities
                                                                   Compensation    Underlying        All Other
Name and Principal Position         Year     Salary       Bonus         (3)          Options      Compensation (4)
---------------------------         ----     ------       -----         ---          -------      ----------------
William E. Lipner                   1998    $370,000    $325,000        0             225,000         $378,453
Chairman of the Board,              1997     360,000     362,008 (2)    0             125,000           15,716
President and Chief                 1996     350,000     330,399 (2)    0             135,000           13,950
Executive Officer

Allen R. DeCotiis(1)                1998     280,000           0        0              25,000           12,221
President - Financial Services,     1997     237,250      30,000        0              25,000            9,875
Travel & Leisure and                1996     210,000           0        0              18,000            5,975
International Operations

Charles B. Hamlin                   1998     280,000     120,000        0              75,000           12,514
President - Interactive/            1997     249,000      80,000        0              20,000            4,790
High Technology and                 1996     186,058     101,250        0             127,500           70,169
Telecommunications

Patrick G. Healy                    1998     280,000     200,000        0             125,000           11,467
President - Australasia             1997     249,000     220,000        0              40,000           10,313
and the Middle East                 1996     227,077     112,500        0              60,000           10,175
and Chief Financial Officer

Joseph M. Migliara                  1998     280,000     100,000        0              75,000              367
President - North American          1997     221,696     100,000        0              25,000              240
Operations                          1996     198,354      56,558        0              21,177              240

-----------
(1) From September 1997 until January 1999, Allen R. DeCotiis was the Company's President - Financial Services, Travel & Leisure and International Operations. Subsequently, Mr. Decotiis was named Director of Business Development - NFO Worldwide in January 1999.

(2) Portions of Mr. Lipner's annual bonus amounts included in the table were deferred pursuant to a Deferred Compensation Agreement between Mr. Lipner and the Company in the following amounts: $62,008 in 1997 and $60,399 in 1996.

(3) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officer's total annual salary and bonus in 1998, 1997 or 1996.

(4) Includes contributions made by the Company pursuant to the NFO Research, Inc. Profit Sharing Plan on behalf of Messrs. Lipner, Healy and Hamlin in 1998 in the amounts of $9,576 each and on behalf of Mr. DeCotiis in the amount of $2,321, on behalf of Messrs. Lipner and Healy in 1997 in the amount of $8,739 and on behalf of Mr. DeCotiis and Mr. Hamlin in the amount of $2,375, and on behalf of Messrs. Lipner and Healy in 1996 in the amount of $8,669 and on behalf of Mr. DeCotiis in the amount of $2,375. Also includes life insurance premiums paid on behalf of Messrs. Lipner, Healy, Migliara, Hamlin and DeCotiis in 1998 in the amounts of $9,128, $1,891, $367, $2,938 and $9,900 respectively.
         Also includes life insurance premiums paid on behalf of Messrs. Lipner, Healy, Migliara, Hamlin and DeCotiis in 1997 in the amounts of $6,977, $1,574, $240, $2,415 and $7,500 respectively, and in 1996 in the amounts of $5,281, $1,506, $240, $1,124 and $3,600, respectively. The amount set forth for Mr. Lipner in 1998 also includes the present dollar value, determined in accordance with SEC regulations, and based on actuarial computations, as of December 31, 1998, of the benefit to Mr. Lipner of the remainder of the premium payments made by the Company pursuant to a "split dollar" life insurance policy in respect of Mr. Lipner in Fiscal Year 1998. The present dollar value of such payments as of December 31, 1998 is $359,749. The amount set forth for Mr. Hamlin in 1996 includes disbursements made by the Company in the amounts of $29,045 for relocation expenses and a sign-on payment of $40,000.

                                  OPTION GRANTS

The Company's executive officers and certain other employees participate in the Employees' Stock Option Plan. The table below sets forth the stock options granted to the Named Executive Officers and to Hartmut Kiock (who became an executive officer in January 1999) during 1998. The Company did not grant SARs to any employees during 1998.

                        Option Grants in Last Fiscal Year

                                            Individual Grants
                                            -----------------
                                          % of Total                                    Potential Realizable
                          Number of         Options                                    Value at Assumed Annual
                         Securities       Granted to    Exercise                       Rates of Stock Price
                         Underlying        Employees     or Base                       Appreciation for Option
                           Options          During        Price     Expiration                  Term
                           Granted           1998        $ / Sh        Date            5%  ($)        10%  ($)
                           -------           ----        ------        ----            -------        --------
 William E. Lipner           125,000 (1)     18.43%      $17.56        2008           $1,380,933      $3,499,075
                             100,000 (1)     14.75%       21.07        2008              753,746       2,448,260
 Allen R. DeCotiis            25,000 (2)      3.69%       13.00        2008              186,575         489,597
 Charles B. Hamlin            75,000 (2)     11.06%       13.00        2008              559,724       1,468,792
 Patrick G. Healy            125,000 (2)     18.43%       13.00        2008              932,874       2,447,986
 Hartmut Kiock                29,500 (3)      4.35%        7.25        2008              134,505         340,862
 Joseph M. Migliara           75,000 (2)     11.06%       13.00        2008              559,724       1,468,792

-----------
(1) These options were granted on June 23, 1998. Options with respect to one-third of the shares subject thereto became exercisable on January 1, 1999, options with respect to the second one-third of the shares will become exercisable on January 1, 2000, and options with respect to the last one-third of the shares will become exercisable on January 1, 2001.

(2) These options were granted on December 2, 1998. Options with respect to one-third of the shares subject thereto will become exercisable on June 30, 1999, options with respect to the second one-third of the shares will become exercisable on January 1, 2000, and options with respect to the last one-third of the shares will become exercisable on January 1, 2001.

(3) These options were granted on November 20, 1998. Options with respect to one-third of the shares subject thereto will become exercisable on November 20, 2001, options with respond to the second one- third of the shares will become exercisable on November 20, 2002, and options with respect to the last one-third of the shares will become exercisable on November 20, 2003.

                          FISCAL YEAR END OPTION VALUES

The table below presents information with respect to both exercisable and unexercisable options to purchase the Company's Common Stock held by the Named Executive Officers and Hartmut Kiock at December 31, 1998, and the value of such options at December 31, 1998. The Named Executive Officers and Dr. Kiock did not exercise any options during 1998.


             Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                    Number of Securities                Value of Unexercised
                                                   Underlying Unexercised                   In-the-Money
                                                         Options at                          Options at
                       Shares                         December 31, 1998                 December 31, 1998 (1)
                      Acquired      Value        -----------------------------      ------------------------------
                     on Exercise   Realized      Exercisable     Unexercisable      Exercisable      Unexercisable
                     -----------   --------      -----------     -------------      -----------      -------------
William E. Lipner         -            -             559,959         191,666        $   959,141      $           0
Allen R. DeCotiis         -            -              34,667          33,333                  0                  0
Charles B. Hamlin         -            -             140,833          84,167                  0                  0
Patrick G. Healy          -            -             255,417         138,333            693,225                  0
Hartmut Kiock             -            -                   0          29,500                  0            125,375
Joseph M. Migliara        -            -              37,844          83,333                  0                  0

-----------
(1) Based on the closing price on the New York Stock Exchange of the Company's Common Stock on Thursday, December 31, 1998 ($11.50).

                              EMPLOYMENT CONTRACTS

On March 15, 1995, the Company and Mr. Lipner entered into an employment agreement. The agreement provides for Mr. Lipner's employment as the Chairman, President and Chief Executive Officer of the Company through March 15, 1997, with an unlimited number of two-year extensions unless either party provides 13 months' advance notice not to extend the period of employment. The agreement provides for a minimum annual base salary of $350,000 (currently $390,000), subject to annual discretionary increases by the Board of Directors. Mr. Lipner is also entitled to certain fringe benefits and incentive compensation as determined by the Board of Directors.

Under his employment agreement, Mr. Lipner's employment may be terminated by the Company for cause (as defined in the agreement) or without cause. If the Company terminates Mr. Lipner's employment without cause, or if Mr. Lipner resigns for good reason (as defined in the agreement) after the occurrence of a change in control (as defined in the agreement), Mr. Lipner is entitled to receive his base salary and annual bonus payments through the second anniversary of the termination. If the Company elects not to extend the term of Mr. Lipner's employment, Mr. Lipner is entitled to receive his base salary and bonus payments for one year following the end of the term. Mr. Lipner's agreement also provides that Mr. Lipner's stock options granted under the Employees' Stock Option Plan shall become immediately exercisable in the event of a change in control of the Company or in the event Mr. Lipner's employment is terminated without cause. Mr. Lipner's stock options will remain exercisable for a period of two years after termination of his employment in the event of termination by the Company without cause or resignation by Mr. Lipner for good reason following a change of control. Under the agreement, Mr. Lipner has agreed not to own, or engage in any manner in, a business competing with the Company for a period of two years following his termination for cause or resignation (other than resignation for good reason following a change in control).

On September 12, 1995, the Company entered into an employment agreement with Mr. Hamlin, on December 1, 1997, the Company entered into an employment agreement with Mr. Healy and Mr. DeCotiis, and on March 1, 1999, the Company entered into an employment agreement with Mr. Migliara. The employment agreement for Mr. Hamlin provides for employment until December 12, 1999, in the case of Mr. Healy and Mr. DeCotiis, until December 1, 2000, and in the case of Mr. Migliara, until March 1, 2002. The agreements provide for a minimum base salary in 1999 of $280,000 for Mr. DeCotiis, $300,000 for Mr. Hamlin, Mr. Healy and Mr. Migliara, in each case subject to annual discretionary increases by the Board of Directors. The agreements also provide for certain specified fringe benefits, incentive compensation as determined by the Board of Directors, and certain stock option grants under the Employees' Stock Option Plan. Mr. Migliara's agreement provides for a retirement benefit of $150,000 to be paid annually from 2004 through 2013. Under each of the employment agreements, the executive's employment may be terminated by the Company for cause (as defined in each agreement) or without cause. If the Company terminates the executive's employment without cause, the executive is entitled to receive his base salary and benefits, in the case of Mr. Hamlin, through December 12, 1999, and in the case of Mr. Healy and Mr. DeCotiis, through December 1, 2000, and in the case of Mr. Migliara, through March 1, 2002. If the executive resigns for good reason (as defined in each agreement) after the occurrence of a change in control (as defined in each agreement), he is entitled to receive: (i) his base salary and benefits until the later of (a) in the case of Mr. Hamlin, December 12, 1999, in the case of Mr. Healy and Mr. DeCotiis, December 1, 2000, and in the case of Mr. Migliara, through March 1, 2002, or (b) in the cases of Messrs. DeCotiis, Hamlin and Migliara, the first anniversary of the resignation, and in the case of Mr. Healy, the second anniversary of the resignation, and (ii) in the cases of Messrs. DeCotiis, Hamlin and Migliara, a pro-rated portion of his bonus for the year in which the termination occurs, and in the case of Mr. Healy, an amount equal to the most recent annual bonus he received. The employment agreements also provide that the executive's stock options granted under the Employees' Stock Option Plan shall become immediately exercisable in the event that the executive's employment is terminated without cause or in the event of a change in control of the Company. The stock options will remain exercisable for a period of 12 months after termination of employment in the event of termination by the Company without cause or resignation by the executive for good reason following a change in control. Each of Messrs. DeCotiis Hamlin, Healy and Migliara has entered into customary non-compete and non-solicitation agreements with the Company. In addition, the Company and Mr. DeCotiis are currently negotiating a new employment agreement to provide for his employment as the Director of Business Operations of the Company, which is expected to be concluded shortly.

On November 20, 1998 Infratest Burke was acquired by the Company and, in connection therewith, Dr. Kiock entered into a new employment agreement. The agreement provides for Dr. Kiock's employment as member and Chairman of Infratest Burke's Board of Management until November 20, 2003, and may be extended with the agreement of Dr. Kiock and Infratest Burke's Supervisory Board. Dr. Kiock was appointed to the additional position of President of the Company's European Operations by the Company's Board of Directors in January 1999.

The agreement provides for a fixed annual salary of DM 500,000, subject to annual discretionary increases by Infratest Burke's Supervisory Board, in addition to certain fringe benefits and a performance-based bonus of up to 66 2/3% of the base salary, to be determined in accordance with the performance targets which are established annually.

Under the agreement, Dr. Kiock may be dismissed as a member of and/or Chairman of Infratest Burke's Board of Management at any time, within the framework of the applicable German statutory provisions. Dr. Kiock may terminate the agreement by giving three months' notice upon a change of control of NFO (as defined in the agreement), and will be entitled to continue to receive his fixed annual salary, in addition to a bonus in the amount of the average of the preceding two business years (or, in the case of termination before the expiration of two business years, in the amount of the average received bonus payments), for the two years following such termination. Dr. Kiock has agreed not to own or in any manner engage in any business competing with Infratest Burke or any of its affiliated companies in the area of the European Union, the U.S.A. and Canada for a period of two years following the expiration of the term of his employment. During this period, Infratest Burke has agreed to pay Dr. Kiock compensation equal to 50% of his last average monthly compensation, including bonus, unless such term of employment is terminated by Dr. Kiock following a change of control of NFO or within a period of four years after the signing of the agreement.

                PENSION PLAN AND EXECUTIVE DEFERRED BENEFIT PLAN

NFO Research, Inc. Pension Plan

The Company maintains the NFO Research, Inc. Pension Plan (the "Pension Plan"), which it assumed in connection with the acquisition of substantially all the assets of its Predecessor in 1991 (the "Acquisition"). The Pension Plan is a noncontributory trusteed plan that provides for fixed benefits to employees and their survivors in the event of normal (age 65) or early (age 55 and 10 years of credited service) retirement. Participants become 20% vested in their benefits after two years of service and vest thereafter at a rate of 20% per year of service, becoming fully vested after six years of service. Early retirement benefits are subject to reduction to reflect early commencement.

                                                           Years of Credited Service
                                                           -------------------------
 Compensation                     15                20               25                30               35
 ------------                     --                --               --                --               --
 $   160,000               $      26,157    $       31,405    $      35,517     $      38,739    $      41,263
 $   200,000                      32,696            39,256           44,396            48,423           51,579

The Pension Table set forth above illustrates the estimated annual pension payable as a single life annuity upon retirement pursuant to the current Pension Plan formula for various levels of compensation and years of service, assuming retirement after attainment of age 65. The benefits set forth above are not subject to any reduction for Social Security or other offsets.

Compensation taken into account for the purposes of calculating benefits under the Pension Plan for 1998 is limited to $160,000, which limit is subject to adjustment in accordance with the Internal Revenue Code. Compensation for purposes of the Pension Plan includes salary and bonus as set forth in the Summary Compensation Table.

The 1998 compensation taken into account for Pension Plan purposes was $160,000 for each of Messrs. Lipner, Healy and Hamlin, who had 25, 4 and 2 years, respectively, of credited service under the Pension Plan as of December 31, 1998.

NFO Worldwide, Inc. Executive Deferred Benefit Plan

The Company also maintains the Executive Deferred Benefit Plan (the "Supplemental Plan"), which it assumed in connection with the Acquisition. The Compensation Committee of the Company's Board of Directors determines which executives are eligible to participate. Currently, four of the Named Executive Officers, Messrs. Lipner, Hamlin, Healy and Migliara participate in the Supplemental Plan. The Supplemental Plan entitles an eligible executive to a benefit that, when added to his benefit under the Pension Plan, the Profit Sharing Plan (to the extent attributable to Company contributions) and Social Security, equals 40% of his highest five-year average annual compensation (prorated if the executive has fewer than 15 years of service). Vesting under the Supplemental Plan is the same as under the Pension Plan but is accelerated if a participant is terminated within two years after a change of control of the Company. Benefits payable under the Supplemental Plan are reduced if payment commences before age 60.

Compensation taken into account under the Supplemental Plan includes base salary and bonus as described in the Summary Compensation Table. The 1998 compensation taken into account for purposes of the Supplemental Plan was $695,000 for Lipner, $329,000 for Mr. Hamlin and $469,000 for Mr. Healy.

The Supplemental Plan only recognizes service after December 31, 1991 for benefit accrual purposes. Mr. Lipner had 7 years, Mr. Healy had 4 years and Mr. Hamlin had 2 years of service under the Supplemental Plan as of December 31, 1998 for benefit accrual purposes.

Life Insurance Arrangements

The Company provides life insurance coverage to each of its executive officers. In 1998, Mr. Lipner was provided with $1,206,175 of term life insurance coverage. The Company also provided Mr. Lipner with a "split dollar" insurance policy in Fiscal Year 1998. The present dollar value of the remainder of the "split dollar" life insurance policy premium payments was $359,749 at December 31, 1998. Mr. Healy was provided with $400,000 in term life insurance coverage.

           REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The three-member Compensation Committee of the Board of Directors makes compensation decisions regarding compensation of the Company's executives. Each member of the Compensation Committee is a non-employee Director. The Board of Directors reviews all decisions by the Compensation Committee relating to such compensation except for decisions about awards under the Employees' Stock Option Plan, which have been made solely by the Compensation Committee. This is a report of the Compensation Committee addressing the Company's policies governing the compensation of the executive officers of the Company for the Company's fiscal year ending December 31, 1998 ("Fiscal Year 1998").

Compensation Policies and Components of Compensation

Generally, the Compensation Committee's executive compensation policies are designed to base pay on the Company's annual and long-term performance goals by rewarding above-average corporate performance and recognizing individual initiative and achievements; furthermore, these policies assist the Company in attracting and retaining qualified executives. The Compensation Committee believes that stock ownership by management is beneficial in aligning management's and shareholders' interests in increasing the value of the Common Stock; therefore, the Compensation Committee includes a stock-based element in the Company's compensation packages for its executive officers, although the Compensation Committee does not have target ownership levels for equity holdings by executives.

The three primary components of executive compensation are base salary, annual bonus and stock options. The Compensation Committee believes that the cumulative effect of these three elements is to provide the Company's executive officers with levels of total compensation consistent with the Compensation Committee's executive compensation policies set forth above.

The Compensation Committee attempts to keep the Company's executive base salary increases as low as possible, thus limiting the Company's exposure if performance targets are not met. Executive salary levels are subjectively determined by the Compensation Committee based on the experience of each of its members and are intended to be consistent with competitive practices and levels of responsibility (with salary increases reflecting competitive and economic trends, the overall financial performance of the Company and the performance of the individual executive).

The Compensation Committee subjectively determines annual bonus amounts paid to each of the Company's executives in respect of each fiscal year. Generally, bonuses are set within a specified percentage range of base salary and do not exceed 100% of the base salary. For the executive officers named in the Summary Compensation Table, bonuses averaged approximately 50% of Fiscal Year 1998 total salary. Factors taken into account in awarding annual bonuses are described below under "Relationship of Corporate Performance to Executive Compensation."

Before March 1996, stock options were periodically granted to the Company's executives under the Employees' Stock Option Plan based upon the subjective determination of the Compensation Committee. Effective March 1996, all authority to administer the Employees' Stock Option Plan has been vested in the Stock Option Committee, a subcommittee of the Compensation Committee. No specific formulas or executive stock ownership targets are employed in determining stock option grants. The number of options previously awarded to and held by executive officers is considered in determining the size of each option grant. Factors taken into account in awarding stock options are described below under "Relationship of Corporate Performance to Executive Compensation."

An additional factor the Compensation Committee focuses on in its consideration of compensation matters is the tax implications of various payments and benefits to the Company and to the individual executive officers. Certain types of compensation payments and their deductibility depend upon the timing of vesting or exercise of awards granted. In addition, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. The Compensation Committee will not in all circumstances limit executive compensation to that deductible under section 162(m) of the Internal Revenue Code. The Compensation Committee will consider the various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives and to the extent reasonably practicable.

Relationship of Corporate Performance to Executive Compensation

The factors that the Compensation Committee considered in awarding annual bonuses and options under the Employees' Stock Option Plan were based on the performance of both the Company and the individual executive. With respect to the Company, the Compensation Committee considered targeted versus actual annual operating performance, after-tax earnings-per-share growth over the last fiscal year and the increase in operating income over the last fiscal year. With respect to the individual executive, the Compensation Committee considered the individual's ability to undertake special projects, to facilitate strategic acquisitions and alliances, to execute the Company's strategic business plan and to develop new custom research methods and concepts. While the Compensation Committee considered all of the foregoing factors, the Compensation Committee subjectively made its determinations and recommendations based on the experience of each of its members.

Targeted versus actual operating performance was a major factor considered in determining the extent to which annual bonuses were paid and awards made under the Employees' Stock Option Plan to the Company's executive officers. The performance of individual executives was reviewed either as to the Company as a whole, or, for those executive officers in charge of an operating unit, as to such officer's particular operating unit. Performance targets were based on business plans developed by the Company's management and approved by the Board of Directors at the start of Fiscal Year 1998. In developing the business plans, consideration was given to integrating the business of any recently acquired subsidiaries, divisions or businesses and expanding the Company's mix of services and clients.

The Compensation Committee also took into account the executives' performance in special projects undertaken during the past fiscal year, contribution to strategic acquisitions and alliances (e.g., joint ventures) and development of new custom research methods and concepts. In addition, the Compensation Committee considered the growth in after-tax earnings per share of Common Stock over the last fiscal year in determining executive compensation. Another consideration in determining executive compensation was the improvement in the Company's operating income over the last fiscal year. Also, the executives' satisfaction of certain subjective performance criteria (including initiative, contribution to overall corporate performance and managerial ability) was evaluated after informal discussions with other members of the Board of Directors and, for all of the executives other than Mr. Lipner, after discussions with Mr. Lipner.

Compensation of Chief Executive Officer for Fiscal Year 1998

In addition to the factors mentioned above, the Compensation Committee's general approach in setting Mr. Lipner's annual compensation took into consideration the Company's earnings and sought to reward Mr. Lipner's strategic management abilities in the Company's expansion efforts. The Compensation Committee also considered Mr. Lipner's role in the development and implementation of strategic business plans for building the Company, identifying niche markets, and developing new proprietary custom research methods and concepts.

The annual bonus paid to Mr. Lipner for Fiscal Year 1998 was based on the Compensation Committee's subjective evaluation of Mr. Lipner's performance in that year. Specifically, the Compensation Committee considered Mr. Lipner's roles in pursuing and completing selected acquisitions and joint ventures, further developing and improving the Company's management team, developing relationships with stockholders and analysts, developing and executing the Company's strategic business plan, encouraging the development of new research technologies, increasing operating income and increasing after-tax earnings per share. In assessing the Company's overall performance, to determine Mr. Lipner's annual salary and bonus, the Compensation Committee considered all of the factors above but did not use any formula with respect to the factors.

The grant of options to Mr. Lipner in Fiscal Year 1998 under the Employees' Stock Option Plan was based upon the Compensation Committee's compensation policy of promoting management retention while further aligning management's and stockholders' interests in increasing the value of the Company's Common Stock.

         Walter A. Forbes

         Steven J. Gilbert

         Edmund A. Hajim

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company is composed of Walter A. Forbes, Steven J. Gilbert and Edmund A. Hajim. Mr. Gilbert served as the Company's Chairman of the Board in 1992 and served as Secretary from 1993 to March 1998. Mr. Gilbert has never been an employee of the Company, and Messrs. Forbes and Hajim have never been officers or employees of the Company.

                            COMPENSATION OF DIRECTORS

The Company does not pay any additional remuneration to officers of the Company for serving as directors. Directors who are not employees of the Company are paid an annual fee of $24,000, and a fee of $1,000 for each committee meeting of the Board of Directors they attend. Additionally, non-employee directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board of Directors and committees. Mr. Sculley's annual director fee is included in his fee under his consulting agreement with the Company described below. See "Certain Relationships and Related Transactions."

Non-employee directors also receive annual stock options under the NFO Worldwide, Inc. Directors' Stock Option Plan (the "Directors' Stock Option Plan"). Under the Directors' Stock Option Plan, each new non-employee director receives an option for 22,500 shares upon his initial election to the Board of Directors, and each non-employee director receives an option for an additional 15,000 shares upon each re-election to the Board of Directors. The exercise price of each option granted under the Directors' Stock Option Plan is equal to the market price of the Common Stock on the date of grant. Each option is exercisable, either in whole or in part, at any time after the six-month anniversary of the date the option was granted and each option will expire on the fifth anniversary date of the date on which the option is granted. The Directors' Stock Option Plan is designed to be self-governing in order to comply with certain requirements of Rule 16b-3 of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, both direct and indirect, reported to the Company as of March 26, 1999, of Common Stock of the Company including shares as to which a right to acquire ownership exists (for example, through the exercise of certain stock options). The information is presented for beneficial owners of more than five percent (5%) of the Company's Common Stock, for each director and nominee, for each Named Executive Officer and for the group comprised of all directors, nominees and Named Executive Officers. Management knows of no persons other than those identified herein who owned beneficially more than five percent (5%) of the outstanding shares of Common Stock as of March 26, 1999.

         Security Ownership of Certain Beneficial Owners and Management

                                                                                  Number of
                                                                                  Shares of
                                                                                 Common Stock       Percentage of
                                                                                 Beneficially           Common
Name and Address of Beneficial Owner (1)                                            Owned               Stock
----------------------------------------                                            -----               -----
William Blair & Company, L.L.C.(2)..........................................       2,949,195            13.8%
     222 W. Adams Street
     Chicago, IL 60606
John R. Goodyear and Mary J. Goodyear.......................................       1,521,362             9.8%
     4-5 Bonhill Street
     London EC2A 4BX
T. Rowe Price Associates, Inc.(3)...........................................       2,329,200            10.9%
     100 E. Pratt Street
     Baltimore, MD 21202
Allen R. DeCotiis(4)........................................................          66,968             *
     2 Pickwick Plaza
     Greenwich, CT 06830
Walter A. Forbes(5).........................................................         113,262             *
     707 Summer Street
     Stamford, CT 06901
Steven J. Gilbert(6)........................................................          90,666             *
     590 Madison Avenue, 40th Floor
     New York, NY 10022
Edmund A. Hajim(7)..........................................................         154,250             *
     230 Park Avenue
     New York, NY 10167
Charles B. Hamlin(8)........................................................          90,666             *
     2 Pickwick Plaza
     Greenwich, CT 06830
Patrick G. Healy(9).........................................................         255,417             1.2%
     2 Pickwick Plaza
     Greenwich, CT 06830
William E. Lipner(10).......................................................       1,062,081             5.0%
     2 Pickwick Plaza
     Greenwich, CT 06830
Joseph M. Migliara(11)......................................................         499,527             2.3%
     4 Park Center Court
     Owings Mills, MD 21117
John Sculley(12)............................................................         127,500             *
     90 Park Avenue, 32nd Floor
     New York, NY 10017
All executive officers and directors as a group (9 persons)(13).............       2,443,536            11.4%

-----------
*        Represents less than 1% of the outstanding shares of the Common Stock.

(1) Except as indicated in the notes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) According to a statement on Schedule 13G dated March 17, 1999 filed with the Securities and Exchange Commission by William Blair & Co. William Blair & Co. is an Investment Advisor that owns 2,949,195 shares of Common Stock of the Company on behalf of its clients.

(3) According to a statement on Schedule 13G dated January 28, 1999 and filed with the Securities and Exchange Commission by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. T. Rowe Price Associates, Inc. and T. Rowe New Horizons Fund, Inc. are Investment Advisors that together own 2,329,200 shares of Common Stock of the Company on behalf of its clients. These securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc. (which owns 1,800,000 shares, representing 8.4% of the shares outstanding), which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) Includes 34,667 shares issuable upon the exercise of options granted to Mr. DeCotiis pursuant to the Employees' Stock Option Plan which have already vested.

(5) Includes 6,750 shares held by his spouse in custodial accounts for his children, for which Mr. Forbes may be deemed to share voting and investment power and thus may be deemed to own beneficially. Also includes 75,750 shares issuable upon the exercise of options granted to Mr. Forbes pursuant to the Directors' Stock Option Plan.

(6) Includes 75,750 shares issuable upon exercise of options granted to Mr. Gilbert pursuant to the Directors' Stock Option Plan.

(7) Includes 48,750 shares issuable upon exercise of options granted to Mr. Hajim pursuant to the Directors' Stock Option Plan. Also includes 8,500 shares indirectly owned by Mr. Hajim through his wife, Barbara Hajim, and 10,000 shares owned by The Hajim Family Foundation, of which Mr. Hajim is trustee, and thus he may be deemed to beneficially own these shares.

(8) Includes 140,833 shares issuable upon exercise of options granted to Mr. Hamlin pursuant to the Employees' Stock Option Plan which have already vested.

(9) Includes 254,742 shares issuable upon exercise of options granted to Mr. Healy pursuant to the Employees' Stock Option Plan which have already vested.

(10) Includes 559,959 shares issuable upon exercise of options granted to Mr. Lipner pursuant to the Employees' Stock Option Plan which have already vested. Also includes 236,548 shares indirectly owned by him, 151,500 of which are owned directly by his wife, Deborah Lipner; and 85,048 of which are held in custodial accounts and trusts for their sons Justin Drew Lipner and Wesley Edwin Lipner. A trust holds 5,063 shares of Common Stock of the Company for the benefit of Deborah Lipner; however, since the trustee of the trust has sole voting and investment power with respect to the shares, Mr. Lipner does not beneficially own such shares.

(11) Includes 37,844 shares issuable upon the exercise of options granted to Mr. Migliara pursuant to the Employees' Stock Option Plan which have already vested.

(12) Includes 56,250 shares issuable upon the exercise of options granted to Mr. Sculley which are exercisable in whole or in part at any time before October 25, 1999. Also includes 71,250 shares issuable upon the exercise of options granted to Mr. Sculley pursuant to the Directors' Stock Option Plan.

(13) Includes 271,500 shares issuable upon exercise of options granted pursuant to the Directors' Stock Option Plan, 56,250 shares issuable upon exercise of options granted to Mr. Sculley and 1,028,720 shares issuable upon exercise of options granted pursuant to the Employees' Stock Option Plan which have already vested.

Item 13.  Certain Relationships and Related Transactions

On October 25, 1994, John Sculley joined the Company's Board of Directors and entered into a consulting agreement with the Company. The agreement provides that Mr. Sculley will serve as a consultant, particularly in the areas of technology, idea development for new services and ventures, and international expansion. Under the agreement, as consideration for his services to the Company as consultant and as director, Mr. Sculley will receive an annual fee of $50,000 so long as he is a director of the Company, plus out-of-pocket expenses. In addition, pursuant to the agreement, the Company granted Mr. Sculley an option to purchase 56,250 shares of the Company's Common Stock, with an exercise price of $7.45 per share, the exercise price being equal to the market price on the date of grant. The option is exercisable in whole or in part at any time before October 25, 1999. Pursuant to the agreement, the Company filed a registration statement with the Securities and Exchange Commission to register the issuance by the Company of the shares subject to the option. Moreover, as a director of the Company, Mr. Sculley received options to purchase 56,250 shares of the Company's Common Stock pursuant to the NFO Worldwide, Inc. Directors' Stock Option Plan, which is described above.

Messrs. Lipner and Sculley are each minority shareholders of LiveWorld and, in addition, Mr. Sculley is a director of LiveWorld and Chairman of LivePicture. On February 10, 1997, the Company and LiveWorld announced an agreement to jointly provide online market research services that combine LiveWorld's Talk City community/chat services with the Company's panel-based market research services. Also on February 10, 1997, the Company and LivePicture announced a strategic alliance to combine LivePicture's RealSpace and FlashPix technologies, which provide three-dimensional, photographic quality images with the Company's Internet-based market research offerings.

Mr. Migliara is a partial owner of two of the buildings in which a subsidiary of the Company leases office space.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NFO WORLDWIDE, INC.


Dated: August 30, 1999              /s/ Patrick G. Healy
                                    --------------------
                                    Patrick G. Healy,
                                    President - Australasia and the Middle East,
                                    and Chief Financial Officer
                                    (Authorized Officer of Registrant and
                                    Principal Financial Officer)