Form 10-Q
period 1999-09-30
NFO WORLDWIDE INC
filed 1999-11-15
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                        Commission file number: 0 - 21460

                               NFO WORLDWIDE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         06-1327424
---------------------------------                      ---------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

TWO PICKWICK PLAZA, GREENWICH, CT.                             06830
---------------------------------                      ---------------------
(Address of principal executive offices)                     (Zip Code)

                                (203) 629 - 8888
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


            ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                             --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 5, 1999, Registrant had outstanding 22,342,360 shares of Common
Stock.

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

                               NFO WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                           September 30,  December 31,
                                                              1999            1998
                                                            ---------      ---------
                                                           (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                 $  13,642      $  17,739
  Receivables:
   Trade, Less Allowance for Doubtful Accounts                 90,212         98,250
   Unbilled Receivables                                        33,736         22,524
  Prepaid Expenses and Other Current Assets                    16,160         15,524
                                                            ---------      ---------
    Total Current Assets                                      153,750        154,037
Property and Equipment, Net                                    48,318         44,472
Customer List, Goodwill and Other Intangible Assets           225,988        231,225
Other Assets                                                   22,504         22,064
                                                            ---------      ---------
     Total Assets                                           $ 450,560      $ 451,798
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Current Maturities of Long-Term Debt                      $   1,068      $     396
  Accounts Payable                                             16,896         31,945
  Accrued Liabilities                                          47,963         63,122
  Customer Billings in Excess of Revenues Earned               35,792         26,659
                                                            ---------      ---------
    Total Current Liabilities                                 101,719        122,122
                                                            ---------      ---------

  Long-Term Debt, Less Current Portion                        193,384        190,657
  Accrued Pension, Postretirement Benefits and Other           14,085         14,092
                                                            ---------      ---------
    Total Long-Term Liabilities                               207,469        204,749
                                                            ---------      ---------
    Total Liabilities                                         309,188        326,871
                                                            ---------      ---------

Minority Interests                                              3,205          3,164
                                                            ---------      ---------

Stockholders' Equity:
  Common Stock, Par Value $.01 Per Share;
   60,000 Shares Authorized; 22,265 and
   21,401 Issued and Outstanding
   in 1999 and 1998, respectively                                 223            214
  Additional Paid-In Capital                                   71,449         63,723
  Retained Earnings                                            72,122         60,535
  Accumulated Other Comprehensive Loss:
   Minimum Pension Liability, Net of Income Taxes                (631)          (631)
   Foreign Currency Translation Adjustment                     (4,996)        (2,078)
                                                            ---------      ---------
    Total Stockholders' Equity                                138,167        121,763
                                                            ---------      ---------
     Total Liabilities and Stockholders' Equity             $ 450,560      $ 451,798
                                                            =========      =========

        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share data)

                                               Three Months             Nine Months
                                           Ended September 30,      Ended September 30,
                                           -------------------      -------------------
                                            1999         1998        1999         1998
                                         ---------    ---------   ---------    ---------
Revenues                                 $ 111,172    $  65,486   $ 337,019    $ 180,732

Costs and Expenses:
  Cost of Revenues                          57,187       30,276     173,814       82,393
  Selling, General and Administrative       39,499       27,690     118,424       73,107
  Amortization                               2,443        1,052       7,266        3,318
  Depreciation                               2,519          891       7,270        3,011
                                         ---------    ---------   ---------    ---------

    Operating Income                         9,524        5,577      30,245       18,903

  Interest Expense, Net                      3,798          716      10,557        1,788
  Equity Interest in Net (Income) Loss
    of Affiliated Companies
    and Other Expenses                      (1,009)         117      (1,892)         394
                                         ---------    ---------   ---------    ---------

    Income Before Income Taxes
      and Minority Interests                 6,735        4,744      21,580       16,721

  Provision for Income Taxes                 2,866        2,158       9,434        6,885
                                         ---------    ---------   ---------    ---------
    Net Income Before
      Minority Interests                     3,869        2,586      12,146        9,836

Minority Interests                             307           25         559          428
                                         ---------    ---------   ---------    ---------

     Net Income                          $   3,562    $   2,561   $  11,587    $   9,408
                                         =========    =========   =========    =========

Earnings Per Share:
   Basic                                 $     .16    $     .12   $     .53    $     .45
                                         =========    =========   =========    =========
   Diluted                               $     .16    $     .12   $     .52    $     .44
                                         =========    =========   =========    =========

Weighted Average Number of
 Shares Outstanding:
   Basic                                    22,252       21,273      21,899       21,093
                                         =========    =========   =========    =========
   Diluted                                  22,557       21,605      22,374       21,621
                                         =========    =========   =========    =========

        The accompanying notes are an integral part of these statements.

                    NFO WORLDWIDE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (unaudited, in thousands)

                                                             Three Months            Nine Months
                                                         Ended September 30,     Ended September 30,
                                                         -------------------     -------------------
                                                          1999        1998        1999        1998
                                                        --------    --------    --------    --------
Cash Flow From Operating Activities:
  Net Income                                            $  3,562    $  2,561    $ 11,587    $  9,408
  Adjustments to Reconcile to Net Cash
   Provided By Operating Activities:
   Minority Interests                                        307          25         559         428
   Amortization Expense                                    2,443       1,052       7,266       3,318
   Depreciation Expense                                    2,519         891       7,270       3,011
   Equity Interest in Net (Income) Loss of
     Affiliated Companies                                 (1,056)         79      (1,986)        251
   Other                                                     686          --         830          --
                                                        --------    --------    --------    --------
    Subtotal                                               8,461       4,608      25,526      16,416

Change in Assets and Liabilities that Provided (Used)
  Cash, Net of Effects of Acquisitions:
   Trade Receivables                                       9,098       2,638       5,037         875
   Unbilled Receivables                                   (5,997)      4,948     (11,425)     (2,212)
   Prepaid Expenses & Other Current Assets                   624      (2,476)     (2,110)     (4,568)
   Accounts Payable & Accrued Liabilities                   (289)      1,106     (20,758)     (2,915)
   Customer Billings in Excess
    of Revenues Earned                                     3,157      (4,108)      6,176      (5,646)
                                                        --------    --------    --------    --------
    Net Cash Provided By Operating Activities             15,054       6,716       2,446       1,950
                                                        --------    --------    --------    --------

Cash Flow From Investing Activities:
  Acquisitions (Net of Cash Acquired)                       (331)       (990)     (2,965)    (18,148)
  Capital Expenditures (Net of Minor Disposals)           (3,905)     (2,386)    (11,999)    (10,519)
                                                        --------    --------    --------    --------
    Net Cash Used By Investing Activities                 (4,236)     (3,376)    (14,964)    (28,667)
                                                        --------    --------    --------    --------

Cash Flow From Financing Activities:
   Issuance of Common Stock, Net of Expenses                 351          --       2,608       1,057
   Payments on Long-Term Debt                             (5,739)     (3,552)    (35,894)    (61,307)
   Proceeds from Line of Credit and
    Other Long-Term Debt                                   1,977       3,000      43,251      85,641
                                                        --------    --------    --------    --------
    Net Cash (Used) Provided By
      Financing Activities                                (3,411)       (552)      9,965      25,391
                                                        --------    --------    --------    --------

Effect of Exchange Rate Changes on Cash                   (1,068)       (125)     (1,544)       (244)
                                                        --------    --------    --------    --------

Change in Cash                                             6,339       2,663      (4,097)     (1,570)
Cash and Cash Equivalents, Beg. of Period                  7,303       3,822      17,739       8,055
                                                        --------    --------    --------    --------
Cash and Cash Equivalents, End of Period                $ 13,642    $  6,485    $ 13,642    $  6,485
                                                        ========    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
   Interest                                             $  2,679    $  1,385    $  8,964    $  2,048
   Income Taxes                                         $  2,874    $  1,756    $ 11,017    $  4,142


        The accompanying notes are an integral part of these statements.

                               NFO WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (unaudited, in thousands)

                                                                           Accumulated     Total
                                                     Additional            Other Comp-     Stock      Compre-
                                   Common   Common    Paid-In    Retained   rehensive     Holders'    hensive
                                   Shares   Stock     Capital    Earnings     (Loss)      Equity      Income
                                   ------   -----     -------    --------     ------      ------      ------
Balance at December 31, 1998       21,401   $214       $63,723   $60,535     $(2,709)     $121,763

Net Income                                                        11,587                    11,587    $11,587

Translation Adjustments                                                       (2,918)       (2,918)    (2,918)
                                                                                                      -------
Comprehensive Income                                                                                  $ 8,669
                                                                                                      =======

Other Issuances                       864      9         7,726                               7,735
                                   ------   ----       -------   -------     -------      --------

Balance at September 30, 1999      22,265   $223       $71,449   $72,122     $(5,627)     $138,167
                                   ======   ====       =======   =======     =======      ========

         The accompanying notes are an integral part of this statement.

                               NFO WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Financial Statements:

These condensed consolidated financial statements include the accounts of NFO Worldwide, Inc., and its subsidiaries (the Company). All significant intercompany amounts have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999, and September 30, 1998.

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

Note 2. Earnings Per Share:

The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                  Three Months         Nine Months
                                               Ended September 30,  Ended September 30,
                                                 1999      1998      1999       1998
                                                -------   -------   -------   -------
Net Income Used for Basic and Diluted
  Earnings Per Share                            $ 3,562   $ 2,561   $11,587   $ 9,408
                                                =======   =======   =======   =======

Weighted Average Number of Shares Outstanding
  Used for Basic Earnings Per Share              22,252    21,273    21,899    21,093
   Dilutive Stock Options                           305       328       256       478
   Contingently Issuable Common Shares               --         4       219        50
                                                -------   -------   -------   -------

Weighted Average Number of Shares Outstanding
  and Common Share Equivalents Used for
  Diluted Earnings Per Share                     22,557    21,605    22,374    21,621
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

Operating segment disclosures as required by SFAS 131 are as follows (in thousands):

                                      Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                       1999         1998         1999         1998
                                    ---------    ---------    ---------    ---------
Revenues:
  North America                     $  51,229    $  49,092    $ 150,768    $ 131,772
  Europe                               51,283        6,920      156,039       19,336
  Australasia and the Middle East      10,646        9,605       33,272       29,755
                                    ---------    ---------    ---------    ---------

   Total Operating Segments           113,158       65,617      340,079      180,863
  Intersegment Revenues                (1,986)        (131)      (3,060)        (131)
                                    ---------    ---------    ---------    ---------
   Total Revenues                   $ 111,172    $  65,486    $ 337,019    $ 180,732
                                    =========    =========    =========    =========

Operating Income:
  North America                     $   5,573    $   6,874    $  20,017    $  19,324
  Europe                                5,264          191       13,606        1,320
  Australasia and the Middle East         643            6        2,186        2,457
                                    ---------    ---------    ---------    ---------

   Total Operating Segments            11,480        7,071       35,809       23,101
  Unallocated Corporate Expenses       (1,956)      (1,494)      (5,564)      (4,198)
                                    ---------    ---------    ---------    ---------

    Total Operating Income          $   9,524    $   5,577    $  30,245    $  18,903
                                    =========    =========    =========    =========

Note 5. Subsequent Event:

On October 19, 1999, the Company announced the formation of InsightExpress LLC, a new Internet company formed to provide real-time consumer input to the desktops of decision-makers in companies of all sizes worldwide. InsightExpress is a fully automated web-enabled survey system that will allow its customers to test new ideas, screen new concepts, gauge customer satisfaction, survey employees, test advertising, and gather insight into the needs, attitudes, and behaviors of consumers. InsightExpress is designed to provide these capabilities at a fraction of the time and the cost of existing market research methods. The new company will leverage the worldwide client experience and panel expertise of NFO. To fund its development and growth, InsightExpress has raised a total of $25 million in new venture capital from General Atlantic Partners and Engage. Assuming certain put/call rights are exercised, NFO Worldwide will maintain a 50% equity interest in the consolidated venture.

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

                                                 Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                       ---------------------------------  ---------------------------------
                                           Percentage of     Percentage       Percentage of     Percentage
                                             Revenues        Change From        Revenues        Change From
                                         1999        1998    Prior Year     1999        1998    Prior Year
                                       -------     -------    -------     -------     -------    -------
Revenues                                 100.0%      100.0%      69.8%      100.0%      100.0%      86.5%
Costs and Expenses:
  Cost of Revenues                        51.4        46.2       88.9        51.6        45.6      111.0
  Selling, General & Administrative       35.5        42.3       42.6        35.1        40.5       62.0
  Amortization                             2.2         1.6      132.2         2.1         1.8      119.0
  Depreciation                             2.3         1.4      182.7         2.2         1.6      141.4
                                       -------     -------    -------     -------     -------    -------

   Operating Income                        8.6         8.5       70.8         9.0        10.5       60.0

Interest Expense, Net                      3.4         1.1      430.4         3.1         1.0      490.4
Equity Interest in Net (Income) Loss
  of Affiliated Companies and
  Other Expenses                           (.9)        0.2     (962.4)        (.5)        0.2     (580.2)
                                       -------     -------    -------     -------     -------    -------

   Income Before Income Taxes
     and Minority Interests                6.1         7.2       42.0         6.4         9.3       29.1

Provision for Income Taxes                 2.6         3.3       32.8         2.8         3.9       37.0
                                       -------     -------    -------     -------     -------    -------


   Net Income Before
     Minority Interests                    3.5         3.9       49.6         3.6         5.4       23.5

Minority Interests                          .3         0.0    1,128.0          .2         0.2       30.6
                                       -------     -------    -------     -------     -------    -------

     Net Income                            3.2%        3.9%      39.1%        3.4%        5.2%      23.2%
                                       =======     =======    =======     =======     =======    =======

OPERATIONS

The majority of the increases in the various components of the Company's results of operations for the three and nine month periods ended September 30, 1999, compared with the same periods in 1998, are the result of the Company's 1998 acquisitions (principally Infratest Burke) as discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999.

The Company's revenues for the three months ended September 30, 1999, increased $45.7 million, or 70%, to $111.2 million from $65.5 million for the same period last year. For the nine months ended September 30, 1999, revenues increased 87% to $337.0 million compared with $180.7 million in the prior year.

The third quarter's 70% revenue increase was marked by growth in all three of the Company's business sectors, particularly in Europe. In total, organic revenue growth was 3.4% for the quarter, lead by strong double-digit organic growth in Europe. Revenues within the Company's North American sector increased 4% for the third quarter, led by strong growth within the Company's Healthcare Group. In addition to strong double-digit organic growth, Europe's performance was also bolstered by the inclusion of Infratest Burke's operations. Revenues within AustralAsia and the Middle East, meanwhile, increased 11% for the quarter as a result of the inclusion of acquisitions, positive organic growth and favorable currency effects. Consolidated currency translation effects were not material for the quarter and the nine-month periods.

For the nine months ended September 30, 1999, North American revenues increased 14%, with 5% from organic growth and 9% driven by acquisitions. The Healthcare, Financial Services, and Continuous Tracking Groups all registered strong double-digit revenue growth, with the Panel Group also showing a strong increase. Revenues within Europe increased dramatically, primarily due to organic growth of 9% and the first time inclusion of Infratest Burke. Revenue growth in the Australasia and the Middle East was 12%, 5% through organic growth and 6% related to acquisitions.

Cost of revenues increased $26.9 million, or 89%, in the third quarter to $57.2 million from $30.3 million a year ago. For the nine month period, cost of revenues increased $91.4 million, or 111%, to $173.8 million from $82.4 million in the prior year. The majority of these increases were the result of inclusion of the newly acquired companies.

Selling, general and administrative expenses increased $11.8 million, or 43%, in the third quarter to $39.5 million from $27.7 million in the same period last year. Year-to-date selling, general and administrative expenses increased $45.3 million, or 62%, to $118.4 million from $73.1 million in the prior year. These increases were predominately the result of the inclusion of the newly acquired companies, as well as increased staffing expenses, offset slightly by declines in various other costs. Increases were also affected by inflationary factors.

As a result of the items above, operating income for the quarter ended September 30, 1999, increased $3.9 million, or 71%, to $9.5 million from $5.6 million in the same quarter a year ago. Year-to-date operating income increased $11.3 million, or 60%, to $30.2 million from $18.9 million in the prior year. The third quarter operating margin was 8.6% compared with 8.5% for the same period last year.

Year-to-date operating margins decreased to 9.0% from 10.5% in the prior year. The overwhelming majority of the year-to-date decline in margins from 1998 to 1999 is attributed to the inclusion of the operating results of the newly acquired international companies.

Net interest expense increased to $3.8 million from $.7 million for the third quarter and increased to $10.6 million from $1.8 million for the nine months ended September 30, 1999, compared to the respective periods in the prior year. The increases were due to additional borrowings in late 1998 to fund acquisitions, primarily the Infratest Burke acquisition in November 1998.

The effective tax rate for the third quarter declined to 42.6% compared to 45.5% for the same period last year. For the nine months ended September 30, 1999, the Company's effective tax rate increased to 43.7% from 41.2% in the prior year. The year-to-date increase is principally the result of the Company's recent acquisitions being located in higher tax jurisdictions as well as the effect of non-deductible goodwill associated with these acquisitions. The year-to-date effective rate of 43.7% reasonably approximates what the Company believes the effective tax rate will be for the full year 1999.

Net income for the third quarter of 1999 increased 39% to $3.6 million from $2.6 million for the same period in 1998. For the nine months ended September 30, 1999, net income increased 23% to $11.6 million from $9.4 million in the prior year. Third quarter diluted earnings per share were $.16 compared to last year's $.12 per share, an increase of 33%. Year-to-date diluted earnings per share increased 18% to $.52 from $.44 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 1999, was $52.0 million compared to $31.9 million at December 31, 1998. The $20.1 million increase in working capital resulted primarily from a decline in accounts payable and accrued liabilities of $30.2 million and an increase in receivables of $3.2 million, partially offset by a decrease in cash and cash equivalents of $4.1 million, an increase in advance billings of $5.7 million, and a decrease in other net current assets of $3.5 million.

The decreases in accounts payable and accrued liabilities were attributed to payment in 1999 of earnouts accrued as of year end totaling $4.6 million, payment of accrued bonuses totaling $4.0 million, as well as normal fluctuations in the timing of the payment of invoices. The decrease in cash was attributed to routine fluctuations as well as the cash portion of the 1999 earnout payments totaling $5.3 million. The fluctuations in receivables and advance billings are attributed to routine fluctuations in the timing of client projects and related billings.

As of September 30, 1999, the Company had $45.9 million outstanding on its $75.0 million credit facility, $127.0 million outstanding in Senior Notes payable, and $19.4 million of debt outstanding outside the United States. Total stockholders' equity as of September 30, 1999, was $138.2 million.

Capital expenditures for the quarter ended September 30, 1999, were $3.9 million compared to $2.4 million for the same period last year. Capital expenditures for the nine months ended September 30, 1999, were $12.0 million compared to $10.5 million in the prior year. Capital expenditures for 1999 are anticipated to be approximately $14 million.

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

The Company is also coordinating with clients, vendors, affiliates and other outside parties who may affect, or be affected by, the Company's plans to address the Year 2000 issue. The Company sent surveys to these outside parties inquiring as to their status in addressing the Year 2000 issue within their respective organizations. The Company has gathered and analyzed the results of those surveys, and although the Company does not foresee any Year 2000 issues associated with these outside parties, the Company does not believe the effect of non-compliance with Year 2000 on the part of any individual or group of outside parties would have a material negative impact on the Company's day-to-day operations.

The Company originally targeted January 1, 1999, to complete Year 2000 compliance of mission critical systems, including third-party and supply chain vendors. Although the majority of the Company's subsidiaries have met this target, the Company continues to perform testing, analysis and remediation as necessary for Year 2000 compliance. While management believes the Company's Year 2000 compliance process will resolve any remaining Year 2000 issues in a timely manner, the Company is also developing contingency plans as discussed above as it is not possible to anticipate all possible future outcomes. Although the Company has taken the steps outlined above to address the Year 2000 issue, management cannot fully assure Year 2000 compliance due to the unprecedented nature of the Year 2000 issue.

The Company estimates that total Year 2000 compliance costs incurred from 1997 through September 30, 1999, were approximately $930,000, and the estimated future cost to complete Year 2000 compliance is approximately $260,000, including capital expenditures of approximately $165,000.

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

PART II             OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Amendment No. 1, dated as of November 9, 1999, to the Employment Agreement, dated as of March 15, 1995, between the Company and William E. Lipner.

10.2 Change in Control and Severance Agreement, dated as of November 9, 1999, between the Company and William E. Lipner.

10.3 Change in Control and Severance Agreement, dated as of November 9, 1999, between the Company and Patrick G. Healy.

10.4 Change in Control and Severance Agreement, dated as of November 9, 1999, between the Company and Joseph M. Migliara.

(b) The Company filed a report on Form 8-K with the Commission on October 19, 1999, which announced the Company's launch of InsightExpress, a new internet company.

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

                              NFO WORLDWIDE, INC.
                              -------------------
                              (Registrant)


Dated: November 15, 1999      /s/ Patrick G. Healy
                              -----------------------------------------------
                              Patrick G. Healy,
                              President - Australasia and the Middle East,
                              and Chief Financial Officer
                              (Authorized Officer of Registrant and
                               Principal Financial Officer)