Form 10-K
period 1999-12-31
NFO WORLDWIDE INC
filed 2000-03-29
CIK 897940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                 Yes [X] No [ ]

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000, was approximately $450,524,647.

        As of March 17, 2000, there were 22,685,026 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Special Note Regarding Forward-Looking Statements

As certain of the statements made in the Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of NFO to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of NFO's competition on client purchasing decisions, the strategic decisions of NFO's management team, the extent to which NFO is successful in developing and marketing its interactive marketing research techniques, the effect of foreign exchange rate fluctuations, and other factors referenced in this Form 10-K. In addition, the success of NFO's worldwide expansion efforts is dependent in part upon the successful application of NFO's methodologies to different business and consumer environments.

Item 1.  Business

ORGANIZATION

NFO Worldwide, Inc., together with its subsidiaries, is a leading provider of research-based marketing information and counsel to the worldwide business community, including over 4,000 clients globally. NFO combines in-depth knowledge of key market sectors with innovative data collection methodologies and value added products. These market sectors include:
            o        consumer packaged goods and foods
            o        healthcare
            o        financial services
            o        automotive, travel and leisure
            o        high tech/telecommunications

Some key products and services include:
            o        continuous brand tracking
            o        online research
            o        consumer access panels
            o        multi-country research
            o        market evaluation
            o        product development
            o        customer satisfaction
            o        pricing and distribution
            o        advertising effectiveness

Through its proprietary pre-recruited consumer panel and other specialized databases, NFO offers access to over 600,000 North American households, to over
1.5 million people, and to over 100,000 European households. NFO offers its clients a wide variety of marketing research services that identify and measure consumer beliefs, attitudes and behavior regarding specific products and services. NFO believes its products and services enable clients to develop better products, build more powerful brands, and design and implement more effective marketing and advertising strategies. NFO provides its services in 38 countries and has approximately 15,300 full and part-time employees.

NFO provides its marketing information services, databases and marketing research services to a diverse group of clients, including 59 of the largest 100 companies of the Fortune 500 list, and 37 of the world's 50 largest pharmaceutical firms. NFO also conducts the Consumer Confidence Survey for the Conference Board that is recognized as a leading economic indicator by the U.S. Department of Commerce.

NFO, through its U.S. subsidiary, NFO Research, Inc., pioneered panel research over 50 years ago. The size and diversity of the NFO panel allows for specialized research targeting specific ethnic and demographic segments in addition to routine types of marketing studies. The integrity of the panel is maintained through the expertise of a highly trained and knowledgeable staff, state-of-the-art database systems, and an unwavering focus on developing a strong rapport with panel members. NFO believes that the size and quality of the NFO panel, its expertise in the custom design and execution of marketing research, its experience in panel and information management and its systems and processing capabilities give it a competitive advantage over other marketing and consumer information services firms. NFO also believes that these advantages enable it to identify various targeted consumer groups and to measure their responses to or use of particular products and services generally on a more timely and cost-effective basis than firms using non-panel research methods.

In September 1997, NFO changed its name from NFO Research, Inc. to NFO Worldwide, Inc. This change was aimed at reflecting its rapidly expanding international presence, as well as its growing capabilities and commitment to meeting its clients' requirements with world-class quality, effectiveness, speed and efficiency. NFO was named one of the 200 Best Small companies in America by Forbes magazine in 1996 and 1997 and has since outgrown the criteria for the award. In 1998, NFO was named by Inside Research magazine as the fastest growing marketing research firm in the world for the previous five years.

On December 20, 1999, NFO and The Interpublic Group of Companies signed a definitive merger agreement whereby Interpublic will acquire all of the outstanding shares of NFO common stock. The merger is a strategic global alliance between NFO's marketing research strengths and Interpublic's diverse advertising and communications expertise. Management believes the merger will allow both companies to cross-sell their services in complimentary markets as clients are increasingly expecting expert market evaluation to be part of their overall advertising and promotional campaigns. NFO has scheduled a shareholders' meeting for April 5, 2000, to vote on the proposed merger.

BUSINESS STRATEGY

NFO's goal is to become the worldwide leader in custom marketing research. In order to accomplish this mission, NFO is aggressively pursuing a four-pronged business development strategy.

Broaden and Expand Core Business. NFO is combining and leveraging its outstanding array of branded products, innovative research techniques and people, with its global scale and vertical market sector expertise. NFO intends to develop new services and research concepts that will distinguish it from other marketing research companies while furthering its development as a marketing information services company that can deliver superior research products on a world-wide scale. NFO intends to use its panel methodology and expertise in custom and syndicated research to expand existing client relationships and to target new clients, particularly in the pharmaceutical, high tech, telecommunications and financial services industries in which NFO perceives a growing need for marketing research. NFO also is keenly interested in developing, purchasing or licensing additional, horizontal value-added products and services in areas such as ad testing, market modeling, and brand equity/continuous tracking. It is hoped that NFO can utilize its strong client relationships within its vertical industries to make these new products and services commercially successful. NFO has expanded beyond its core packaged goods business with new services while developing a strong presence in healthcare, information technologies/telecommunications, and financial services.

Technological Advancements. NFO's strategy is to pioneer new advances in technology that will deliver its services more quickly, cost effectively, and creatively, including opportunities in the areas of on-line marketing research and data collection. NFO's focus on technological advancement is twofold: internal and external. On the internal side, NFO is constantly searching for ways to speed delivery of its services to its clients and improve the quality and/or reduce the cost of its services. In 1998, NFO deployed various technologies to speed the labor-intensive coding process for processing questionnaires. In addition, in June 1999 NFO upgraded its questionnaire development software for enhanced compatibility. NFO also uses a predictive dialer that eliminates the time telephone interviewers formerly spent dialing numbers and receiving busy signals, thus increasing productivity of the telephone center. NFO utilizes a document imaging system that saves a significant amount of the time required to process questionnaire responses compared to conventional data entry. Additionally, NFO data networks were upgraded to provide enhanced network connectivity between NFO's offices.

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

To address these issues, in 1996 NFO established the NFO Interactive division for the purpose of developing an interactive methodology for performing marketing research. During 1996, NFO developed NFO//net.source, the world's largest representative panel of interactive users, which currently numbers over 190,000 households and over 530,000 individuals. By utilizing e-mail and the World Wide Web to communicate with these panelists, the elapsed time of collecting research information is shortened. This Interactive panel enables NFO to provide clients with access to a rich source of information about the interactive market and provides the ability to conduct interactive research with accuracy and speed.

NFO has created proprietary software systems to facilitate the information collection process and shorten the cycle times required for marketing research. These systems include survey development tools, database management and integration systems, analytic software and Internet software reporting tools. Development has also included extensive process development and calibration studies to ensure NFO's interactive methods provide accurate results and are responsive to customer needs.

NFO's interactive products include NFO//net.survey, custom quantitative research via the Internet, NFO//net.gauge, web-site evaluation services, NFO//net.focus, the conduct of focus groups using the Internet, NFO//net.concept, a new tool to speed time to market and save product development resources, NFO//net.query, an interactive weekly e-mail survey, and NFO//net.discussion, a new, interactive qualitative research tool. The products are marketed by the various NFO companies. In addition, NFO has forged separate strategic alliances with major players in the high tech industry, which will enable it to further develop and provide value-added products and services to its customer base. These alliances include Yahoo!, Jupiter Communications, and LiveWorld Productions. These relationships allow NFO to provide innovative research methodologies, including the conduct of virtual focus groups and the presentation of unique imaging capabilities. NFO expects to incorporate additional technologies to advance the effectiveness and applications of marketing research. NFO believes it is one of the leaders in the development of interactive and on-line interviewing in the marketing research industry.

Strategic Alliances and Acquisitions. To enhance its development as a marketing information company, NFO seeks to develop alliances or acquire companies which will establish or improve NFO's position in key market segments or enhance its research functions or technologies. Examples of this strategy were the acquisitions of PSI and AMS in 1994, M/K, CSI, Plog, and Spectrem in 1996, and MBL, Access, CM Research and Prognostics in 1997. NFO continued this strategy in 1998 with the acquisitions of CF Group, NFO MarketMind, RCL, Stochastic, Donovan, City Research, and, in November 1998, Infratest Burke, one of the top four marketing research firms in Europe and the eighth largest marketing research company in the world based on revenues. NFO is keenly interested in increasing its presence in the high tech, telecommunications, healthcare and financial services sectors. In addition, NFO is interested in increasing its horizontal product and service capabilities in the areas of ad testing, market modeling, brand equity/continuous tracking, and interactive research.

NFO's acquisitions have enabled it to evolve into a broader, more far-reaching marketing information business, providing its clients with increasingly innovative, results-oriented solutions to their information needs. NFO's criteria for acquisitions include 1) niche service companies that are #1 or #2 in their markets, 2) strong management with vertical market sector or horizontal product/service or geographic experience, 3) value added services or products and 4) a cultural fit with NFO. NFO has very rigorous acquisition criteria and personnel very experienced in the area of mergers and acquisitions.

International Markets. NFO believes that international markets offer it potential opportunities to expand the services performed for its existing clients, many of which have substantial international operations, and to attract new clients. Total worldwide marketing research spending was estimated to be $13.4 billion in 1998 by the European Society for Opinion and Marketing Research (ESOMAR). Spending is estimated at $5.8 billion in Europe, $5.2 billion in North America, $1.6 billion in Asia-Pacific, and $.8 billion elsewhere. In the aggregate, marketing research spending outside North America represented $8.2 billion, or nearly 61%, of worldwide spending.

NFO believes that international markets offer a source of future growth for its financial services, pharmaceutical, high tech, telecommunications, travel and leisure products, as well as its packaged goods business. To capitalize on these and other perceived opportunities, NFO may seek to acquire or enter into additional joint ventures or similar arrangements with companies that have a presence in certain international markets in which NFO perceives an increasing demand for custom and syndicated marketing research.

NFO'S SERVICES

NFO has three operating segments: North America, Europe, and Australasia and the Middle East. Within each of these operating segments, NFO has subsidiaries specializing in various market sectors and types of marketing research services.

These market sectors and types of services include:

            o        consumer packaged goods and foods
            o        healthcare
            o        financial services
            o        automotive, travel and leisure
            o        high tech /telecommunications
            o        continuous brand tracking
            o        on-line research
            o        consumer access panels
            o        multi-country research
            o        product development
            o        customer satisfaction
            o        pricing and distribution
            o        advertising effectiveness

During 1999, NFO's North American revenues were $208.2 million, or 45%, of the consolidated total of $463.0 million before elimination of intercompany revenues of $5.8 million. European revenues were $210.1 million, or 45% of the consolidated total, while revenues for Australasia and the Middle East represented the remaining 10%. NFO believes that it is the largest custom marketing research firm in North America, the third largest in Europe, and among the top five marketing research firms in Australasia and the Middle East. NFO believes it is the third largest custom marketing research firm in the world.

A discussion of each of the operating segments and their larger subsidiaries and key industries follows.

North America

Custom Research and Syndicated Services - NFO Research. Approximately one-fifth of NFO's revenues are derived from custom panel research, and NFO Research is the largest of NFO's North American subsidiaries. NFO Research conducts its panel marketing research by surveying targeted segments of the NFO panel primarily through mail questionnaires and telephone interviews and, most recently, interactive web-based surveys. The NFO panel is designed to match the general U.S. population according to U.S. Bureau of Census statistics on several important geographic and demographic characteristics. NFO Research develops and maintains extensive demographic profiles of these households including information with respect to size and composition of household, household income, age of household members and education and occupation of adult household members. NFO panel members are located in substantially all of the more than 3,600 counties, 300 metropolitan statistical areas and 200 defined market areas in the continental U.S.

NFO Research believes that it can generally perform custom marketing research more efficiently and reliably than firms using random research methods. Through the pre-recruited NFO panel, NFO Research can identify on a timely and cost-effective basis a significant sample of consumer households who have the specific characteristics targeted, based on study design, and who are likely to respond to its surveys. In many cases, NFO Research can easily select households with the desired targeted characteristics from data it maintains concerning the NFO panel. In other cases involving the need to locate households with targeted characteristics not previously identified, NFO Research can efficiently locate such households by screening a segment of its panel members based on their profiles through a short interview or as part of NFO Research's "MultiCard Survey" program. This capability is particularly efficient when seeking households or consumers with "low incidence" characteristics, characteristics exhibited by a relatively small segment of the general population. After locating a sufficient sample of targeted households, NFO Research can quickly perform the marketing research project by surveying those sample households.

NFO Research believes that in recent years there has been a trend among its clients to focus on smaller market segments for product or service introductions and marketing programs rather than on broad, mass markets and to focus on segmenting existing product lines to provide products developed for targeted consumers. The size of the NFO panel and NFO Research's extensive demographic and geographical profiles of the NFO panel households facilitate the ability of NFO Research to assist its clients with such "target" or "micro-marketing." NFO Research has capitalized on its expertise in locating and researching households within specific geographic areas, with specific user characteristics or with unusual profiles. NFO Research accomplishes this by developing additional panels of consumer households having demographic or other characteristics of particular interest to clients. One such panel is the Chronic Ailment Panel, which was created in 1992 to service the healthcare industry. The Chronic Ailment Panel was developed by screening panel members for over sixty ailments and chronic conditions, eight disabling conditions and users of several diagnostic testing kits. This specialized sub-panel enables NFO Research's clients to quickly identify and obtain information regarding very low incidence conditions and ailments.

NFO Research has operations facilities located in Toledo, Ohio, and Greensboro, North Carolina. NFO Research maintains large mailing and telecommunication facilities in its main operations center in Toledo for the purpose of distributing and administering questionnaires or other materials and packaging and distributing product samples or other materials to survey participants. NFO Research maintains a sales and marketing staff in eight locations throughout the U.S. The research executives work primarily with the marketing research departments and product brand management departments of its clients. For many of its larger clients, NFO Research emphasizes continuing research programs, including continuous screenings, customer satisfaction programs and annual tracking studies in which the consistency of study design and execution over time is important. The stability of the NFO panel makes such ongoing studies possible, and often results in additional follow-up projects being commissioned by the client.

The services provided by NFO Research, as well as by some of NFO's other subsidiaries, are used to perform the following basic types of studies:

         Attitude, Usage and Awareness Tests - measure the pre-disposition, awareness and usage of products or services among consumers.

         Product Tests - measure consumers' attitudes and purchasing and usage decisions regarding a new, existing or reformulated product, a sample of which is provided to the consumer by the client through NFO Research.

         Purchase/Owner Profiles - determine demographic or other characteristics of consumers owning or purchasing a particular product or service so that a client may improve the effectiveness of marketing or advertising programs by properly positioning them to appropriate consumers.

         Purchase or Consumption Diaries - where panelists record in diaries their actual purchase or usage of particular products over an extended period to allow for evaluation of brand share and consumer shifts and trends.

         Screenings - used to identify demographic characteristics or the use or purchase of or intention to purchase a product or service, particularly in connection with low-incidence characteristics and products.

         Concept Tests - consumers are asked to give their reaction to a concept for a new product, service or advertising campaign before it is developed or introduced into the marketplace.

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

NFO and BASES jointly offer Volumetric Concept Screening by mail to clients. BASES is a well-respected marketing research company and a leader in simulated volume forecasting for new products and services. This service allows clients to evaluate early stage product ideas and choose the most promising concepts. Volumetric utilizes the NFO panel and cost saving mail methodology together with BASES' Key Measures Database of over 5,000 cases for comparative analysis. This is the second joint service offering by NFO and BASES. The two companies also offer a cost saving approach to simulated test marketing, utilizing the NFO panel and BASES' expertise in volumetric forecasting.

Healthcare - Migliara/Kaplan. M/K is the nation's largest custom full-service healthcare marketing research company with offices in Baltimore, Maryland, Princeton, New Jersey, Albany, New York, and London, England. M/K distinguishes itself from its competitors because of its unique ability to fuse leading-edge methodologies with decision-oriented business analyses and recommendations.

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

M/K takes pride in the fact that many of its original clients are still with the firm and have expanded their relationship over the years. In addition, M/K has a high rate of repeat business with existing clients. M/K has historically attracted clients from all corners of the healthcare industry, with management expertise in both diagnostics and pharmaceuticals, giving them firsthand knowledge of the issues surrounding brand management and the positioning of new technologies.

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

Financial Services - Spectrem Group. Spectrem provides niche consulting and acquisition and divestiture advisory services in the trust and investment products sectors. Additionally, Spectrem has built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services to the retirement market addressing pension sales, operations and marketing issues, especially in the 401(k) market. Founded in 1990, Spectrem has U.S. offices in San Francisco and Los Angeles, California, New York, New York, Chicago, Illinois, and Hartford, Connecticut. Spectrem is a specialist in the business side of investment and trust services and its professionals have held top positions at leading banks, brokerage firms and investment management companies.

Financial Services - City Research. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in the financial services sector. City Research's products are complimentary to PSI's, and City Research works in conjunction with PSI to sell to the financial services industry throughout the UK. City Research provides syndicated products customized for commercial banking clients, including comprehensive market share data and information relating to customer needs, customer satisfaction, and customer retention.

Technologies - Prognostics. Founded in 1981, Prognostics is a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. Prognostics is headquartered in Palo Alto, California, and has additional offices in Boston, Massachusetts, Seattle, Washington, and London, England, and has an affiliate relationship in Japan. Using its proprietary methodology, Loyalty Gap Analysis, Prognostics measures customer loyalty and quantifies the customer's intention to continue to purchase products from a particular supplier. By measuring what is important to customers and how satisfied they are with respect to specific attributes, the Prognostics methodology generates a quantitative figure - called the loyalty gap - which directly correlates to customer loyalty. Prognostics has developed a number of syndicated/tracking survey products around this methodology, and also performs specific, ad hoc research. Prognostics works with over 250 clients worldwide.

Technologies - NFO Interactive. In 1996, NFO established its NFO Interactive division for the purpose of developing an interactive methodology for performing marketing research. NFO has developed NFO//net.source, an interactive consumer panel of on-line households numbering over 190,000 households and over 530,000 individuals. With NFO//net.source, clients can segment the market for selected groups of interactive customers. With response rates in excess of 50% from NFO Interactive's pre-recruited on-line panel, clients are assured of accurate results without the non-response and self-selected bias often common with other interactive research methods. NFO Interactive offers several products:

         NFO//net.survey - custom quantitative research via the Internet using the NFO//net.source on-line panel with the significant advantage of speed. Results are often available in a matter of days.

         NFO//net.gauge - delivers sophisticated, customized web-site analysis that goes beyond the surface and truly evaluates a client's web-site effectiveness. The product can trigger intelligent surveys to a random sample of visitors to the site, or alternatively can arrange to have the site evaluated by a specific target market using the NFO//net.source interactive panel.

         NFO//net.query - an interactive weekly e-mail survey providing responses from over 2000 households. It is a short, multi-client survey fielding up to three questions each week with a very high response rate. Clients are able to share the costs to determine the incidence of specific criteria, pre-screen for on-line surveys or focus groups, test an idea, or answer need-to-know questions.

         NFO//net.concept - a new tool to speed time to market and save product development resources. It is not meant to be a substitute for formal concept testing but rather it is a complimentary tool designed to help clients initially gauge the potential of new product and marketing concepts. Essentially, NFO//net.concept helps clients determine which potential ideas regarding products, line extensions, or promotions deserve the clients scarce resources.

         NFO//net.focus - the on-line equivalent to the conventional focus group, but with the significant advantages of no geographic boundaries and no travel costs. This product allows for 2-D, 3-D and soon live motion video for concept testing, package testing, and product development.

         NFO//net.discussion - a new cost-effective, qualitative research service that recruits a target audience group using either NFO//net.source or the client's customer list. Respondents are then invited to participate in a password-protected, on-line discussion, allowing clients to interact in real time with the consumer. This tool enables clients to learn firsthand how consumers might react to new brand, product or service ideas, line extensions, new packaging, new marketing strategies, naming ideas, advertising, and pricing changes.

NFO believes that there is significant commercial potential in providing comprehensive interactive survey systems that feature greater speed and household targeting than current methods and has introduced a number of new interactive products to the marketplace. In addition, interactive information collection has the advantage of low distribution and collection costs.

Technologies - InsightExpress, LLC. In October 1999, NFO launched InsightExpress, a new internet company formed to provide real-time consumer input to the desktops of decision makers in companies of all sizes worldwide. InsightExpress is a fully automated web-enabled survey system that will allow its customers to test new ideas, screen new concepts, gauge customer satisfaction, survey employees, test advertising, and gather insight into the needs, attitudes, and behaviors of consumers. InsightExpress is designed to provide these capabilities at a fraction of the time and cost of existing marketing research methods. InsightExpress is able to leverage the worldwide client experience and panel expertise of NFO.

Technologies - NFO Ad:Impact. Formerly known as National Yellow Pages Monitor, NFO Ad:Impact now augments NFO's global-leading Yellow Pages service offerings with several unique, web-based audience measurement applications. Launched in 1987, NFO Ad:Impact is the leading provider of syndicated audience measurement to the $12 billion Yellow Pages industry. NFO Ad:Impact ratings usage information is gathered from over 80,000 respondents each year with results reported on a national level, across 535 major metropolitan markets, over 500 individual Yellow Pages directory areas and approximately 300 categories. NFO Ad:Impact also offers other syndicated and custom research services to the Yellow Pages industry, including Active Intermedia Measurement, Business Usage research and Web Site Survey studies.

In 1998, NFO Ad:Impact added several syndicated web-based audience measurement applications utilizing the NFO Interactive panel to gather its local market online information. New analytical tools have been developed that will forecast for local media providers showing how consumers' use of traditional Yellow Pages and newspaper products will be affected by consumers' use of local online media.

NFO Ad:Impact provides a broad array of unique services that will help local and national media players quantify the value of local advertising to local advertisers. For example, one of its products, NFO//consumer.choice, measures consumer awareness, usage of, and related actions taken (merchant contact and/or purchase) from, online searches. It is the benchmark local web audience measurement product, currently monitoring over 50 sites in each of 25 markets. The expanding base of clients of this service include Internet newspapers, Internet Yellow Pages, city guides, search engines, and vertical web content providers like Cybermeals.

Continuous Brand Tracking - NFO MarketMind. MarketMind, founded in 1987 and located in Teaneck, New Jersey, and Melbourne, Australia, owns and licenses the NFO MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis, and display of multiple streams of longitudinal data. The NFO MarketMind(TM) system is licensed in 20 countries supporting hundreds of brands. The system can be utilized for a number of purposes including: brand health monitoring, new product launches, line extensions, special promotions, price discount and premium tests, loyalty programs, public relations exercises, channel changes, brand repositioning, customer satisfaction measurement, corporate image studies, and marketing mix modeling.

Continuous Brand Tracking - Stochastic. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London, England.

Continuous Brand Tracking - Ross-Cooper-Lund. RCL is a rapidly growing brand-based marketing research firm headquartered in Teaneck, New Jersey. RCL conducts research that helps clients understand brand equity, advertising testing, product development and testing, and large-scale studies that help clients to diagnose and monitor brand communications and to optimize media budgets. RCL is the exclusive U.S. licensee of the NFO MarketMind(TM) continuous information tracking system.

Travel and Leisure - Plog Research. Plog offers a number of syndicated products to the travel and leisure industries. Plog's products provide information regarding the attitudes and purchasing behavior of airline users, cruise and car rental users, frequent flyer program members and hotel guests, including comprehensive information about the business and leisure travel habits of Americans. Another Plog syndicated product offers in-depth research on the psychology of the users of interactive media and provides insight to advertisers on when and how to use interactive media. Plog is located in Los Angeles, California, and East Brunswick, New Jersey.

Canada - CF Group. Founded in 1932, CF Group is headquartered in Toronto, Canada, and has Canadian client service offices in Montreal, Ottawa and Vancouver. CF Group operates three divisions within Canada - Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants, and Burke International Research - which provide marketing, social, and business research services across a variety of industries. CF's data collection capabilities include the largest personal in-home interviewing force in Canada, the largest computer-assisted telephone interviewing system with over 350 stations throughout 10 Canadian cities, and extensive mall interviewing facilities. CF Group serves its clients in a broad range of research categories including advertising, concept and product service evaluation, public policy and political research, business-to-business, and customer and employee satisfaction surveys. CF's Canadian access panel, Canadian Family Opinion, when used in combination with the NFO Panel enables clients to utilize the largest access panel in North America for seamless cross-border research.

Europe

Infratest Burke - International Custom and Syndicated Services. NFO acquired Infratest Burke in November 1998. Infratest Burke is a leading European marketing research firm founded in 1947 and headquartered in Munich, Germany, with 35 offices in 15 countries. Infratest Burke was ranked by Marketing News in 1997 as the 8th largest marketing research organization in the world. In 1999, Infratest Burke served approximately 1,800 clients with 4,000 research and consultancy projects and conducted over 2.2 million interviews. Infratest Burke has performed over 39,000 research projects since 1980 and has enjoyed over an 80% customer loyalty rate from repeat clients. Infratest Burke has some of Europe's largest computer-assisted telephone interviewing and computer-assisted personal interviewing systems, with over 700 and 900 stations, respectively. Infratest Burke is ISO 9001 certified in key locations such as Germany, Italy, Sweden and the UK. Infratest Burke's products and services include professional expertise and advanced technical resources in four major fields of activity: strategic and tactical marketing, public policies, customer retention and personnel development. Infratest Burke conducts both quantitative and qualitative research for a wide range of client management projects and provides multi-client research regarding consumer business statistics. Other services include omnibus surveys, hall/mall tests, and retail analysis. Among its major offerings are:

         TRI*M - a customer retention model.

         BASES - a simulated test market software package that allows consumer packaged goods marketers to predict the likely sales and success of new products before they are formally launched to consumers. Infratest Burke has been the exclusive European licensee of the BASES system for about 20 years.

         PRICER - a pricing strategy analysis model.

         AD-VISOR/A.C.E. (Advertising Campaign Evaluation) - an on-air copy testing service.

         COSMOS - a concept, product, and pricing optimization model.

Infratest Burke provides a wide array of specially-designed marketing research studies and advisory services in selected key industry segments:

         Consumer Goods and Durables - For more than four decades, Infratest Burke has provided comprehensive marketing research services to global manufacturers, marketers and retailers of consumer goods and durables, including those involved with food, soft drinks, diary products, toiletries, white goods, clothing/apparel, and sporting goods. Infratest Burke supports its clients in all aspects of their strategic and tactical brand marketing initiatives through the use of both individually designed ad hoc studies and unique standardized tools with an ultimate goal of determining the underlying consumer trends for their clients products. Infratest Burke believes it has developed industry-leading marketing research tools and technologies in the area of sales forecasts and image research that benefit its clients in providing consistency and reliability of marketing data on a world-wide basis.

         Automotive/Transportation - For 25 years, Infratest Burke has conducted an ongoing public opinion survey for its automotive clients structured to determine and evaluate consumer attitudes on automotive-related products and services. Infratest Burke also conducts comprehensive new car and used car buyer surveys, which attempt to uncover market patterns, buyer motivation, brand loyalty, and consumer satisfaction. Infratest Burke designed ground-breaking measuring tools specifically designed for transportation and traffic system analysis, including products that monitor the needs and value of various transport systems and products that assemble and interpret travel industry data to monitor the reasons and motivations for personal and business travel and tourism.

         Information Technology/Telecommunications/Media - Infratest Burke's clients in this industry include land line and cellular phone operators, voice/data communication network providers, computer hardware manufacturers, software developers, mainframe/workstation designers, fax/copier manufacturers, and similar organizations. Products provided by Infratest Burke are designed to provide timely strategic information relating to market segmentation and positioning, pricing policies, sales forecasts, new product launching analyses, advertising campaign evaluations, standardized "dummy tests", electronic measuring methods, customer satisfaction, and loyalty surveys.

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

         Financial Services - This industry has shown considerable growth due to changes occurring in the industry, such as the pan-European currency unification and the increasing use of electronic banking and media. Infratest Burke's products are designed to help clients across the complete marketing function. This ranges from pricing and demand research studies, to sales analyses, to communications and advertising research studies, in areas such as direct/electronic banking, discount brokerage services, direct insurance, and other financial services areas. Infratest Burke developed its Financial Market Data Service in Europe more than 25 years ago as a continuous structural analysis survey tool to gather and organize data within this sector.

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

Australasia and the Middle East

MBL Group - International Custom and Syndicated Services. MBL is a leading international marketing research firm with offices throughout Australasia and the Middle East. Founded in 1965, MBL provides strategic planning, marketing research, and research-based consulting, on a worldwide basis. Working through its own subsidiaries and affiliates in the Middle East, Asia, and Southeast Asia, MBL has successfully carried out assignments in some 100 countries around the world. MBL's orientation is toward value-added research - research oriented toward problem solving and interpretation of data, rather than simple data provision. MBL provides research-based consultancy - answers to problems - not just answers to questions.

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

Donovan Research. Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction, and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of NFO MarketMind(TM), the global brand tracking system acquired by NFO in March 1998.

Acquisitions - 1998. NFO experienced a period of unprecedented growth through acquisitions in 1998. Most significant was the November 1998 acquisition of Infratest Burke Aktiengesellschaft Holding. Founded in 1947, Infratest Burke is headquartered in Munich, Germany, and ranks as one of the top four custom marketing research firms in Europe with 35 offices in 15 countries. The combination of NFO and Infratest Burke created the sixth largest marketing research firm in the world, and one of the top three custom marketing research companies globally. NFO was already the largest custom marketing research firm in North America.

NFO completed two acquisitions in October 1998, Donovan Research Pty. Ltd. and City Research Group Plc. Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of NFO MarketMind(TM), a global brand tracking system acquired by NFO in March 1998. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in financial services. City Research provides syndicated products customized for commercial banking clients, including comprehensive market share data and information relating to customer needs, customer satisfaction, and customer retention.

NFO acquired Stochastic International Pty. Ltd. in August 1998. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London, England.

NFO completed three separate acquisitions in the spring of 1998, CF Group, Inc. in April, and MarketMind Technologies and Ross-Cooper-Lund in March. Founded in 1932, CF Group is headquartered in Toronto, Canada, and has Canadian client service offices in Montreal, Ottawa and Vancouver. CF Group operates three divisions within

Canada - Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants, and Burke International Research - which provide marketing, social and business research services across a variety of industries. CF Group's data collection capabilities include the largest personal in-home interviewing force in Canada, the largest computer-assisted telephone interviewing system throughout 9 Canadian cities, and extensive mall interviewing facilities. Additionally, CF Group maintains a consumer access panel similar to NFO Research's, which allows CF Group to offer its clients seamless cross-border panel-based research.

NFO MarketMind, founded in 1987 with offices in Teaneck, New Jersey, and Melbourne, Australia, owns and licenses the NFO MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data.

RCL is a rapidly growing research-based consulting firm that conducts large-scale studies that help clients to diagnose and monitor brand communications and to optimize media budgets. RCL is located in Teaneck, New Jersey, and is the exclusive licensee of the NFO MarketMind(TM) system in the U.S.

Acquisitions - 1997. NFO aggressively pursued its growth-via-acquisition strategy in 1997 with the December acquisition of New Zealand-based CM Research Group, the leading provider of custom marketing research in that country and one of the largest marketing research organizations in Australia. CM Research has 5 offices and 5 separate operating companies, and conducts studies for a diversified list of blue chip clients. CM Research became part of MBL (see below) for operational purposes, making the latter one of only three marketing research firms in the world with full coverage of the Australasia region.

NFO took significant steps to expand its presence overseas when, in July 1997, it acquired The MBL Group Plc, a leading international marketing research firm. MBL has companies and offices throughout the world, including the UK, the Middle East, Asia, Mainland China and Southeast Asia. Within the group, MBL has specialists in ad hoc quantitative research, qualitative research, telephone research, and executive interviewing. MBL also has specialists in consumer, social, industrial, and business-to-business research and expertise in packaged goods, automotive, pharmaceutical, financial, airline and travel industries. MBL's services include new product development assistance, corporate image evaluation, employee and customer satisfaction research, total quality management studies, brand-development monitoring, and advertising development and tracking.

NFO expanded its presence in the financial services industry through the May 1997 acquisition of Access Research by Spectrem. Access was founded in 1987 and had built a national reputation as a leading source of quantitative and qualitative research, consulting and communications services addressing pension sales, operations and marketing issues, especially in the 401(k) market. The combined resources of Spectrem and Access allow clients to benefit from the most extensive and accurate research on plan sponsors, plan participants and performance benchmarks, along with expert advice on how to use that information to make successful decisions. Access was merged into Spectrem effective September 1, 1999.

In April 1997, NFO acquired Prognostics, one of the leading providers of survey-based quantitative customer satisfaction research to information technology companies. Prognostics is based on Palo Alto, California, with additional offices in Boston, Massachusetts, Seattle, Washington, and London, England, and an affiliate relationship in Japan. Through its proprietary software, advanced survey methodology and in-depth industry knowledge, Prognostics offers the most complete range of services in the marketplace. Information technology companies, having begun to shift from an internal, engineering-based focus to an external, market-driven philosophy, utilize Prognostics' services to assess their strengths, vulnerabilities and competitive opportunities. The end result for the client is improved customer retention rates, better-quality decisions and more efficient use of resources.

Acquisitions - Pre-1997. In 1994, NFO acquired Payment Systems, Inc., a Tampa, Florida-based provider of syndicated research products to the financial services industry. PSI has over 100 clients in such financial service areas as retail, corporate and private banking, insurance, mutual funds, and credit cards. PSI is also very active in the international market, with its London, England, office surveying households in nearly a dozen European countries to determine consumer attitudes toward the usage of debit cards and other financial products. Additionally, PSI conducts research in Africa, the Middle East, the Asia-Pacific region, and in six Latin American countries.

In 1996, as part of its strategy to diversify into the investment industry and insurance sectors, PSI acquired Spectrem, which is headquartered in San Francisco, California, and has offices in New York, New York, Los Angeles, California, Chicago, Illinois, and Hartford, Connecticut. Spectrem began operations in 1990 and has grown into a premiere provider of consulting, mergers and acquisition advice and customized information products to companies in the rapidly expanding investment services industry.

In response to the competitive environment within the healthcare industry and the resulting opportunities afforded to providers of marketing information, NFO acquired Migliara/Kaplan Associates and its affiliate, Chesapeake Surveys Inc., in 1996. M/K, with offices in Baltimore, Maryland, Princeton, New Jersey, and Albany, New York, is the nation's largest custom market research firm serving the pharmaceutical industry. CSI provides data collection and survey services. The studies conducted by M/K and CSI involve not only doctors but other third parties, which compliments NFOR's focus on the consumer. M/K's clients now gain a multi-faceted perspective on all of the latest issues affecting the healthcare and pharmaceutical industry.

Another rapidly changing industry is travel and tourism, which NFO serves through its Plog Research, Inc. subsidiary. Acquired in 1996, Plog is based in Los Angeles, California, and is a leading provider of syndicated research to airlines, hotels, cruise lines and rental car companies. Plog has also conducted both custom and large-scale multi-sponsored studies for major travel and leisure industries.

NFO is committed to providing its clients with increasingly innovative, results-oriented solutions to their information needs. This is why NFO has changed so dramatically over the years and will continue to do so in the future as it strives to become the undisputed global leader in the marketing information business.

CLIENTS

NFO is a leading provider of research-based marketing information and counsel to the worldwide business community. Including its subsidiaries, NFO conducts nearly 17,000 research projects annually for more than 4,000 clients in 38 countries. NFO's clients include 59 of the largest 100 companies on the Fortune 500 list, and 37 of the world's 50 largest pharmaceutical firms.

NFO's enviable roster of clients is further characterized by the longevity of many of these relationships. A number of NFO's core business clients have had ongoing business relationships with NFO for between 30 and 50 years. The longevity of these relationships is enhanced by data comparability with information in the normative databases that NFO has helped its clients build over the years. NFO's data is also used by its clients beyond the research function. For example, some clients have incorporated NFO's data into their internal performance evaluation systems.

NFO's client list includes over 4,000 companies. No single client represented more than 10% of its total revenues in 1999 or 1998. NFO's ten largest clients, which collectively represented approximately 21% of its total 1999 revenues, are as follows:

            o        Bristol Myers Squibb
            o        Daimler Chrysler
            o        Gillette
            o        Deutsche Telekom
            o        Merck
            o        Pfizer, Inc.
            o        The Procter & Gamble Company
            o        Searle
            o        Volkswagen A.G.
            o        Volvo Cars

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

THE MARKETING RESEARCH INDUSTRY

Revenues for the worldwide marketing research industry reached $13.4 billion in 1998 according to the latest data from ESOMAR, the European Society for Opinion and Marketing Research. Spending is estimated at $5.8 billion in Europe (43%), $5.2 billion in North America (39%), $1.6 billion in Asia-Pacific (12%) and $.8 billion elsewhere (6%). In the aggregate, marketing research spending outside North America represented $8.2 billion, or nearly 61%, of worldwide spending.

The worldwide marketing research industry is comprised of thousands of marketing, advertising and public opinion research organizations that measure consumer attitudes and behavior. The industry is comprised primarily of two segments: (i) syndicated research, which generally provides historical information regarding past consumer purchasing decisions (such as aggregate sales or market share within product categories) and is generally made available to the marketplace on a non-exclusive basis, and (ii) custom or ad hoc research, which is performed to the specifications of a particular client.

Custom research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising programs. Custom research is generally conducted by obtaining information from consumers through questionnaires or interviews. Because information is generally solicited directly from consumers, custom research provides insights into consumers' perceptions of products or services and the patterns of purchase and usage of such products and services by consumers with particular demographic or other profiles. Many clients use custom research to interpret the market share or sales information provided by syndicated research. In addition, by testing a proposed product or advertising campaign on a sample of consumers to whom the product or campaign will be directed, a client can obtain information about the targeted consumers' likely response to the product or campaign before incurring the costs associated with the introduction of the product or campaign to the marketplace. The American Marketing Association estimates that there are over three thousand firms performing custom research services in the U.S. alone, with no firm holding a dominant share of that market. NFO believes it is the largest U.S.-based custom marketing research firm.

Custom research may be conducted by panel surveys, unsolicited telephone interviewing, door-to-door personal interviewing and central location interviewing in places such as stores and shopping malls. The largest segment is random telephone interviewing. NFO estimates that panel surveys account for 12% of the segment and involve interviewing members of consumer households who have previously agreed to participate in the research firm's surveys and who have provided demographic and other data about themselves.

NFO believes it is currently the largest custom panel research firm within the industry, the sixth largest research organization in the world, and one of the top three custom marketing research firms worldwide. NFO is niche oriented and attempts to exploit specific areas of marketing research where market growth rates are high, margin potential is good, and barriers to entry/exit and competition are limited. Within the U.S., NFO believes it is ranked number one in the following niche markets: custom healthcare research; syndicated financial services research; panel-based packaged goods and services research; high tech customer satisfaction research; and travel/leisure research.

The custom marketing research industry is very competitive and highly fragmented, with participants ranging from relatively small organizations to large, multinational companies with substantial resources. NFO is also subject to competition from marketing and research departments of various companies, advertising agencies, and business-consulting firms. NFO believes that its principal competitive advantages are in the quality of its design of a marketing research product; the ability to design, perform and report on a research project in a short period of time; its price; consistency of service; the NFO panel; and the global coverage that enables the delivery of consistent research in a multi-country study environment.

COMPETITION

NFO's primary worldwide competitors include the following:

o        Taylor Nelson Sofres, London, England
o        The Kantar Group Ltd., London, England (part of the WPP Group Plc)
o        Gfk AG, Nuremberg, Germany
o        IPSOS Group, S.A., Paris, France
o        NPD Group, Port Washington, New York
o        Market Facts, Inc., Arlington Heights, Illinois (part of the Aegis
         Group)
o        M/A/R/C Inc., Irving, Texas (part of the Omnicom Group)
o        United Information Group, London, England
o        Opinion Research Corp., Princeton, New Jersey

In terms of total research revenues, in 1998 NFO was ranked sixth in the "Top 25 Global Research Organizations" list published by Marketing News in August 1999. Of the top six companies, three primarily provide syndicated marketing information while three, including NFO, primarily provide custom marketing research.

TRADEMARKS, PATENTS, SERVICE MARKS AND PROPRIETARY SOFTWARE

NFO owns several federally registered trademarks and service marks, the most important of which are NFO, NFO Worldwide, NFO Research, National Family Opinion, Payment Systems, PSI, Migliara/Kaplan, Screen Test, NFO MarketMind and MultiCard Survey. NFO uses the name "Carol Adams," the pen name of the founder's wife who originally supervised contacts with NFO's panel households, in written and oral communications with panel members and recruits, to create a personal relationship between NFO and its panel members. Certain of NFO's non-domestic subsidiaries also maintain various trademarks and patents in the countries in which they operate. In addition, NFO has a process patent pending relating to InsightExpress.

NFO considers these trademarks and service marks to be material to its business. NFO vigorously defends its trademarks and service marks against infringement and other unauthorized use. NFO protects its proprietary software and information systems by limiting access to key personnel through the use of password systems.

EMPLOYEES

As of December 31, 1999, NFO had approximately 15,300 employees (3,300 full-time and 12,000 part-time). Approximately 1,500 of the 15,300 employees reside in the U.S. NFO emphasizes the comprehensive training of its personnel. In addition to training in an employee's primary area of responsibility, NFO trains its staff to perform tasks among the different departments to ensure that trained backup staff is available in areas that have periodic short-term increased demand. NFO believes that it has historically experienced low turnover of staff in both the professional and the clerical areas relative to the marketing research industry generally. Long tenure helps to reduce the costs of re-hiring and re-training and establishes and builds upon experience that can be applied to all future work.

None of NFO's domestic employees are subject to a collective bargaining agreement. CF Group has agreements with two separate unions covering certain of its employees in Canada; the United Steelworkers of America covers 67 employees, and Confederation des Syndicats Nationaux covers 45 employees. NFO has not experienced any work stoppages and believes its relations with its employees are good.

OTHER MATTERS

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Year 2000 and Euro conversion issues and Market Risk Management.

Item 2.  Properties

NFO's primary U.S. operations facility is located in an approximately 148,000 square foot complex located on approximately 77 acres owned by NFO in Toledo, Ohio. Operated from this facility are NFO's data entry, computer, mailing and product storage and handling facilities, a regional sales office and the largest of NFO's three telephone interviewing facilities. The facility was built in 1975 and first expanded in 1982. NFO recently completed an expansion project which added approximately 50,000 square feet of office space to the facility and renovated the existing space. NFO's remaining facilities are all leased.

The following is a summary of NFO's office locations throughout the world:

Company               Locations                        Company             Locations
-------               ---------                        -------             ---------
Executive Offices     Greenwich, CT                    CM Research         Auckland, New Zealand
                                                                           Wellington, New Zealand
NFO Research          Toledo, OH                                           Sydney, Australia
                      Atlanta, GA                                          Brisbane, Australia
                      Chicago, IL                                          Melbourne, Australia
                      Cincinnati, OH
                      Greensboro, NC                   MBL Group /         Hong Kong
                      Greenwich, CT                    Marketing Behaviour Manila, Philippines
                      Minneapolis, MN                                      Dhaka, Bangladesh
                      San Francisco, CA                                    Jakarta, Indonesia
                                                                           Hyderabad, India
Migliara / Kaplan     Baltimore, MD                                        Ho Chi Minh City, Vietnam
Chesapeake Surveys    Princeton, NJ                                        London, England
                      Albany, NY                                           Singapore
                      London, England                                      Shanghai, China
                                                                           Bangkok, Thailand
Donovan Research      Perth, Australia                                     Taipei, Taiwan
                                                                           Colombo, Sri Lanka
PSI Global            Tampa, FL                                            Kuala Lumpur, Malaysia
                      New York, NY
                      San Francisco, CA                MERAC               Manama, Bahrain
                      London, England                                      Dubai, United Arab Emerites
                      Singapore                                            Abu Dhabi, United Arab Emerites
                                                                           Riyadh, Saudi Arabia
Spectrem              New York, NY                                         Jeddah, Saudi Arabia
                      Chicago, IL                                          Damman, Saudi Arabia
                      Hartford, CT                                         Cairo, Egypt
                      San Francisco, CA                                    Beirut, Lebanon
                      Los Angeles, CA
                                                       BJM Research &      London, England
City Research         London, England                  Consultancy

CF Group              Toronto, Canada                  Marketing Blueprint London, England
                      Montreal, Canada
                      Ottawa, Canada                   Infratest Burke     Munich, Germany
                      Vancouver, Canada                                    Berlin, Germany
                                                                           Frankfurt, Germany
Stochastic            London, England                                      Nuremburg, Germany (JV)
                                                                           Wetzlar, Germany
Prognostics           Palo Alto, CA                                        Bad Homburg, Germany (JV)
                      Boston, MA                                           London, England
                      Seattle, WA                                          Edinburgh, England
                      London, England                                      Paris, France
                                                                           Milan, Italy
NFO Interactive       Greenwich, CT                                        Rome, Italy
                                                                           Gothenburg, Sweden
NFO Ad:Impact         Greenwich, CT                                        Stockholm, Sweden
                      San Francisco, CA                                    Madrid, Spain (JV)
                                                                           Basel, Switzerland (JV)
Infocom               Palo Alto, CA                                        Istanbul, Turkey
                                                                           Amsterdam, Netherlands
Plog Research         Los Angeles, CA                                      Copenhagen, Denmark
                      East Brunswick, NJ                                   Prague, Czech Republic (P)
                                                                           Helsinki, Finland
Ross-Cooper-Lund      Teaneck, NJ                                          Cracow, Poland (P)
                                                                           Budapest, Hungary (P)
NFO MarketMind        Teaneck, NJ                                          Bratislava, Slovak Republic (P)
Technologies          Melbourne, Australia                                 Cincinnati, OH
                                                                           Rochester, RI
                                                                           JV:  50% joint venture
                                                                           P:  Cooperation partners

Item 3.  Legal Proceedings

NFO is not a party to any litigation that is expected to have a material effect on the operations or business of NFO.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

NFO common stock has traded on the New York Stock Exchange since December 29, 1997, under the symbol "NFO". From the completion of NFO's initial public offering in April 1993 until December 29, 1997, shares of NFO common stock were traded on the NASDAQ National Market tier of the NASDAQ Stock Exchange under the symbol "NFOR".

As of March 17, 2000, there were 289 stockholders of record. NFO believes the total number of beneficial shareholders to be in excess of 3,000 based on the information gathered in distributing NFO's shareholder communications, such as the Proxy Statement.

The following table sets forth, for the periods indicated, the high and low sales prices per share for NFO's common stock as reported on the New York Stock Exchange.

                                                Sales Price
                                                -----------
Calendar Year 1999                    High                        Low
------------------                    ----                        ---
First Quarter                       $ 12.500                   $  8.500
Second Quarter                        14.875                      9.500
Third Quarter                         15.875                     10.750
Fourth Quarter                        22.875                     10.000

Calendar Year 1998                    High                        Low
------------------                    ----                        ---
First Quarter                       $ 21.375                   $ 16.750
Second Quarter                        22.000                     15.625
Third Quarter                         18.750                      9.000
Fourth Quarter                        14.750                      5.550

Since its initial public offering, NFO has never declared or paid any cash dividends on its capital stock. NFO currently intends to retain any earnings or other cash resources to repay indebtedness and finance growth and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of NFO's Board of Directors and will be dependent upon the results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

Selected Financial Data
(in thousands, except per share data)

                                                               Years Ended December 31,
                                    1999(1)           1998              1997             1996              1995
                                 -----------       -----------       -----------      -----------       -----------
Income Statement Data(2):
Revenues                         $   457,198       $   275,351       $   190,229      $   154,943       $   113,095
Operating Income                      13,046            29,328            23,275           21,377            16,469
Net (Loss) Income                     (6,170)           14,490            12,505           10,616             9,159
Basic Earnings per Share(3)             (.28)              .68               .62              .53               .49
Diluted Earnings per Share(3)           (.28)              .67               .60              .51               .48

Balance Sheet Data(2):
Working Capital                  $    34,103       $    31,915       $    28,464      $    19,650       $    15,681
Total Assets                         426,062           451,798           170,274          125,443            86,781
Total Debt                           175,857           191,053            25,169            5,300             2,664
Stockholders' Equity                 124,252           121,763            96,724           74,397            51,226

(1) Includes pretax special charges of $21.7 million, primarily to write-off the intangible assets associated with NFO's financial services businesses, which have been deemed to be permanently impaired. Special charges after tax aggregated $17.8 million, or ($.80) per diluted share.

(2) The above tables have been prepared to give retroactive effect to the mergers with Prognostics on April 1, 1997, and The MBL Group plc. on July 11, 1997, which were accounted for using the pooling of interests method. For a discussion of acquisitions, see Note 17 to the Consolidated Financial Statements.

(3) For comparability, the basic and diluted earnings per share reflect the 3-for-2 stock splits effected on October 15, 1997, and February 5, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

NFO Worldwide, Inc., together with its subsidiaries, is a leading provider of research-based marketing information and counsel to the worldwide business community. It has over 4,000 clients globally. NFO combines in-depth knowledge of key market sectors with innovative data collection methodologies and value added products. These market sectors include consumer packaged goods and foods, healthcare, financial services, automotive/travel and leisure, and information technology. Some key products and services of NFO include continuous brand tracking, online research, consumer access panels, multi-country research, market evaluation, product development, customer satisfaction, pricing and distribution, and advertising effectiveness.

On December 20, 1999, NFO and The Interpublic Group of Companies, Inc. signed a definitive merger agreement whereby Interpublic will acquire all of the outstanding shares of NFO common stock. The merger is a strategic global alliance between NFO's marketing research strengths and Interpublic's diverse advertising and communications expertise. Management believes the merger will allow both companies to cross-sell their services in complimentary markets as clients are increasingly expecting expert market evaluation to be part of their overall advertising and promotional campaigns. NFO has scheduled a shareholders' meeting for April 5, 2000, to vote on the proposed merger.

Results of Operations

The following table sets forth for the periods indicated certain income statement data for NFO.

                                                                                                    Percentage
                                                                                               Increase   (Decrease)
                                                           Income Statements                     1999        1998
                                                        Years Ended December 31,                 Over        Over
                                               1999(1)           1998              1997          1998        1997
                                            -----------       -----------       ----------    ----------  ----------
(in thousands, except per share data)
Revenues                                    $   457,198       $   275,351       $  190,229       66.0%      44.7%
Costs and Expenses:
   Cost of Revenues                             239,661           127,006           83,357       88.7       52.4
   Selling, General & Administrative            169,746           109,023           76,705       55.7       42.1
   Amortization                                  25,046             5,080            4,094      393.0       24.1
   Depreciation                                   9,699             4,914            2,798       97.4       75.6
                                            -----------       -----------       ----------    ----------  ----------
     Operating Income                            13,046            29,328           23,275      (55.5)      26.0
   Interest Expense, Net                         14,084             3,750              669      275.6      460.5
   Equity Interest in Net (Income) Loss
     of Affiliated Companies & Other             (2,221)              221              200    (1105.0)      10.5
       Income Before Income Taxes           -----------       -----------       ----------    ----------  ----------
         and Minority Interest                    1,183            25,357           22,406      (95.3)      13.2
   Provision for Income Taxes                     6,787            10,489            8,895      (35.3)      17.9
                                            -----------       -----------       ----------    ----------  ----------
     Net (Loss) Income Before Minority
       Interest                                  (5,604)           14,868           13,511     (137.7)      10.0
   Minority Interest                                566               378            1,006       49.7      (62.4)
                                            -----------       -----------       ----------    ----------  ----------
       Net (Loss) Income                    $    (6,170)      $    14,490       $   12,505     (142.6%)     15.9%
                                            ===========       ===========       ==========    ==========  ==========

Earnings per Share(2):
   Basic                                    $      (.28)      $       .68       $      .62     (141.2%)      9.7%
                                            ===========       ===========       ==========    ==========  ==========
   Diluted                                  $      (.28)      $       .67       $      .60     (141.8%)     11.7%
                                            ===========       ===========       ==========    ==========  ==========

Weighted Average Shares Outstanding(2):
   Basic                                         22,006            21,154           20,265        4.0%       4.4%
                                            ===========       ===========       ==========    ==========  ==========
   Diluted                                       22,006            21,704           20,832        3.1%       4.2%
                                            ===========       ===========       ==========    ==========  ==========

(1) Includes pretax special charges of $21.7 million, primarily to write-off the intangible assets associated with NFO's financial services businesses, which have been deemed to be permanently impaired. Special charges after tax aggregated $17.8 million, or ($.80) per diluted share.

(2) For comparability, the earnings per share and share data reflect the 3-for-2 stock split effected October 15, 1997.

Special Note Regarding Forward-Looking Statements

As certain of the statements made in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of NFO to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, clients' timing of new product introductions and reformulations, clients' marketing budgets, industry and economic conditions, changes in management or ownership of a client, the effect of NFO's competition on client purchasing decisions, the strategic decisions of NFO's management team, the extent to which NFO is successful in developing and marketing its interactive marketing research techniques, the effect of foreign exchange rate fluctuations and other factors referenced in this report. In addition, the success of NFO's worldwide expansion efforts is dependent in part upon the successful application of NFO's methodologies to different business and consumer environments.

Acquisitions

On November 20, 1998, NFO acquired all of the outstanding shares of capital stock of Infratest Burke Aktiengesellschaft Holding. Founded in 1947, Infratest Burke is headquartered in Munich, Germany, and ranks as one of the top four custom marketing research firms in Europe with 35 offices in 15 countries. NFO believes the combination of NFO and Infratest Burke created the sixth largest marketing research firm in the world, and one of the top three custom marketing research companies globally.

On October 23, 1998, NFO acquired all the outstanding stock of City Research Group Plc. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in commercial banking.

On October 1, 1998, NFO acquired substantially all the net assets of Donovan Research Pty. Ltd. Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of NFO MarketMind(TM), a global brand tracking system acquired by NFO in March 1998.

On August 31, 1998, NFO acquired substantially all the net assets of Stochastic International Pty. Ltd. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London, England.

On April 3, 1998, NFO acquired 100% of the outstanding stock of CF Group, Inc. Founded in 1932, CF Group operates three companies in Canada: Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants, and Burke International. CF Group is headquartered in Toronto, Canada, and has Canadian client service offices in Montreal, Ottawa and Vancouver.

On March 4, 1998, NFO acquired, in separate transactions, substantially all the net assets of MarketMind Technologies and Ross-Cooper-Lund. NFO MarketMind owns and licenses the NFO MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data. RCL is a research-based consulting firm focused on brand-building strategies and is the exclusive licensee of the NFO MarketMind(TM) system in the U.S.

The 1998 acquisitions have been accounted for using the purchase method. Accordingly, NFO's financial statements include the results of operations from the effective date of the respective acquisitions.

On December 12, 1997, NFO acquired 100% of the outstanding stock of CM Research Group, Ltd., headquartered in Auckland, New Zealand. CM is the leading provider of custom marketing research in New Zealand and one of the larger marketing research organizations in Australia. This acquisition was accounted for using the purchase method.

On July 11, 1997, NFO acquired The MBL Group plc, headquartered in London, England, a leading international marketing research firm with offices throughout the UK, the Middle East, and Asia. NFO issued 2,046,363 (adjusted for the 3-for-2 stock split effective October 15, 1997) shares of NFO common stock. The acquisition was accounted for as a pooling of interests. NFO also entered into agreements with minority shareholder employees of the various MBL operating subsidiaries to repurchase a portion of the minority shares during 1997 and the remainder in three years. The purchase of the minority interests in MBL's subsidiaries has been accounted for using the purchase method.

On May 28, 1997, NFO acquired Access Research, Inc., Windsor, Connecticut, a research-based financial services consulting firm specializing in the retirement market. This acquisition was accounted for using the purchase method. Effective September 1, 1999, Access Research was merged into The Spectrem Group.

On April 1, 1997, NFO acquired 100% of the outstanding stock of Prognostics, Palo Alto, California, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. NFO issued 2,589,720 (adjusted for the 3-for-2 stock split effective October 15, 1997) shares of NFO common stock. The transaction was accounted for as a pooling of interests.

As a result of the 1997 pooling of interests transactions, the accompanying financial statements reflect the combined results of NFO, Prognostics, and MBL for all periods presented.

1999 Compared to 1998

In December 1999, NFO recorded $21.7 million in pre-tax special charges, primarily to write-off the intangible assets associated with NFO's financial services business, which were deemed to be permanently impaired. Approximately $16.0 million of the total special charges was charged to amortization expense, while the remainder was charged to cost of revenues and SG&A expenses. These special charges, which are primarily non-cash in nature, amounted to $17.8 million, or $0.80 per diluted share, on an after-tax basis.

NFO's revenues increased 66% to $457.2 million in 1999 from $275.4 million in 1998. Organic revenue growth for the year exceeded 6%, while acquisitions and currency translation effects accounted for the remaining increase. North American revenues increased 12%, with 5% from organic growth and 7% driven by acquisitions. Revenues within Europe increased dramatically, primarily due to organic growth of 10% and the first time inclusion of Infratest Burke. Revenue growth in Australasia and the Middle East was 11%, 7% through organic growth and 4% related to acquisitions.

Cost of revenues increased 89% to $239.7 million from $127.0 million in the prior year. The increase in cost of revenues was primarily the result of increased revenues in each of NFO's three operating segments and the addition of the newly acquired companies totaling $103.6 million in 1999. Cost of revenues also includes a non-cash charge of $2.4 million relating to the write-off of long-term deferred program costs within the North American financial services businesses which were deemed to be permanently impaired.

Selling, general, and administrative expenses increased 56% to $169.7 million from $109.0 million in 1998. Increases were predominately the result of the newly acquired companies, $47.2 million, and increased staffing expenses, $8.3 million. Also included in the increase is a non-cash charge of $2.8 million primarily relating to the adjustment to net realizable value of certain assets. NFO's selling, general and administrative expenses were also influenced by inflationary factors.

Depreciation and amortization expenses increased 248% to $34.7 million from $10.0 million in the previous year. Approximately $16.0 of the total increase was due to the financial services related special charges. The remaining increase was due to acquisition activity as well as increased capital investments.

Operating income, as reported, decreased 56% to $13.0 million from $29.3 million in 1998. Excluding the special charges, operating income increased 18%, from $29.3 million in 1998 to $34.7 million in 1999. Operating income margins, excluding the special charges, were 7.6% in 1999 compared to 10.7% in 1998.

Interest expense increased to $14.1 million from $3.8 million in the prior year. The increase was primarily the result of increased borrowings to fund acquisitions and capital expenditures.

Income tax expense decreased to $6.8 million from $10.5 million the previous year. NFO's effective tax rate in 1999 was 573.7%. However, excluding the special charges totaling $17.8 million after tax, NFO's effective tax rate was 46.7% in 1999 compared to 41.4% in 1998.

As a result of the items mentioned above, NFO reported a net loss of ($6.2) million or ($.28) per diluted share in 1999, as compared to a net profit of $14.5 million or $.67 per diluted share in 1998. Excluding the special charges, NFO's 1999 net income was $11.6 million, or $.52 per diluted share.

1998 Compared to 1997

NFO's revenues increased 45% to $275.4 million from $190.2 million in 1997. Strong revenue growth occurred in each of NFO's operating segments: North America increased 32% to $186.4 million, Europe increased 103% to $50.4 million, and Australasia and the Middle East increased 61% to $40.1 million.

Within North America, NFO's technologies group experienced very strong performance, and its healthcare and travel and leisure sectors registered double-digit growth. Revenues within NFO's North American financial services sector decreased 16% for the year due to the softness within PSI Global, NFO's lead financial services unit. The increases in Europe and Australasia and the Middle East were principally the result of acquisitions, with combined organic revenue growth of 13%. Currency translation effects negatively impacted organic international revenues for the year by $3.2 million, or 6%. NFO's consolidated organic revenues grew 13%, excluding the effects of PSI Global and currency translations.

Cost of revenues increased 52% to $127 million from $83.4 million the previous year. The increase in cost of revenues was primarily the result of increased revenues in each of NFO's three operating segments and the addition of the newly acquired companies in 1998, totaling $40.1 million. The remainder of the increase in cost of revenues was the result of NFO's continued investment in its North American high technology/telecommunications sector.

Selling, general, and administrative expenses increased 42% to $109 million from $76.7 million in 1997. Increases were predominately the result of the newly acquired companies, $25.1 million, and increased staffing expenses, $4.5 million. NFO's selling, general and administrative expenses were also influenced by inflationary factors.

Depreciation and amortization expenses increased 45% to $10 million from $6.9 million in the previous year. The increase was due to the acquisition activity as well as increased capital investment.

As a result of the items discussed above, operating income in 1998 increased 26% to $29.3 million from $23.3 million in 1997. Operating income margins were 10.7% in 1998 compared to 12.2% in 1997. This decrease was due almost entirely to the decreased financial performance of PSI Global, which was partially offset by the positive margin contributions from the newly acquired companies as well as reduced losses within NFO's Interactive Division. Excluding the effects of (a) acquisitions and negative currency translation effects in 1998, (b) pooling transaction expenses in 1997, and (c) the operating results of PSI Global in both years, NFO's organic operating income increased 15% in 1998. Also, contributing to the increase was organic growth, offset by lower operating results in NFO's financial services sector.

Interest expense increased to $3.8 million from $.7 million in the previous year. The increase was primarily the result of increased borrowings to fund acquisitions and capital expenditures.

Income tax expense increased $1.6 million to $10.5 million from $8.9 million in 1997. The expense reflects NFO's combined U.S. Federal and State tax rate of approximately 40%, plus the effects of non-deductible expenses, primarily goodwill amortization. The increase in the effective tax rate from 40% to 41% was largely due to an increase in the non-U.S. effective tax rate.

Minority interests decreased 62% to $.4 million from $1 million in 1997. The decline was directly related to the purchase of a significant portion of the minorities' shares in the MBL acquisition in July 1997, as well as decreased profitability within this group.

The result of items discussed above was that net income in 1998 increased 16% to $14.5 million from $12.5 million in 1997. The 12% increase in diluted earnings per share to $.67 from $.60 was the direct result of the increase in net income.

Liquidity and Capital Resources

Working capital as of December 31, 1999, was $34.1 million, an increase of $2.2 million from December 31, 1998. The primary reasons for the change in working capital were increases in cash of $2.3 million and unbilled receivables of $1.3 million, and decreases in accounts payable of $11.5 million and accrued liabilities of $10.1 million, partially offset by decreases in accounts receivable of $8.2 million and prepaids of $2.1 million and increases in net deferred tax liabilities of $2.9 million and customer billings in excess of revenues earned of $9.8 million. The decrease in accruals was predominantly the result of a reduction in accrued income taxes of $6.1 million, accrued purchase price payable of $3.9 million and accrued profit sharing of $3.1 million. These declines correlate to the reduced profitability of NFO in 1999 as compared to 1998. The fluctuations in the other working capital components were the result of routine timing of transactions.

On March 26, 1999, NFO successfully completed the private placement of $7 million in senior notes and $8 million in senior subordinated notes, the proceeds of which were used to reduce then-existing debt. The senior and subordinated notes bear interest at the fixed rates of 7.52% and 9.84%, respectively, and are due November 15, 2008. The senior and subordinated notes are to be repaid in equal annual installments of $1 million and $2.67 million beginning in 2002 and 2006, respectively.

On November 20, 1998, NFO privately placed an aggregate principal amount of $72 million of senior and subordinated notes. The private placement consisted of $17 million of series A senior notes due November 15, 2005, $38 million of series B senior notes due November 15, 2008, and $17 million of 9.84% subordinated notes due November 15, 2008. The series A senior notes and the series B senior notes bear interest at fixed annual rates of 7.18% and 7.52%, respectively. These rates reflect a reduction from 7.48% and 7.82%, respectively, when NFO satisfied certain conditions contained in the notes with the placement of the March 1999 senior and subordinated notes discussed above. The notes are guaranteed by certain subsidiaries of NFO and were used to finance a portion of the acquisition of Infratest Burke and to pay related fees and expenses.

On March 9, 1998, NFO successfully entered into two financing agreements: a private placement of $40 million of senior notes and a $75 million revolving credit facility. Borrowings available under these combined facilities total $115 million and are unsecured. Proceeds were used to pay off NFO's then-existing debt of approximately $32 million, finance acquisitions, capital expenditures and working capital. The revolving credit facility replaced NFO's then-existing $35 million revolving credit facility.

The $40 million in senior notes, due March 1, 2008, bear interest at the fixed rate of 6.83% and are to be repayable in equal installments of approximately $5.7 million per year starting in 2002. The $75 million unsecured credit facility has an ultimate maturity date of March 2003 and enables NFO to borrow in multiple currencies at interest rates tied to LIBOR or the prime rate, at NFO's option.

In conjunction with the Infratest Burke acquisition and the financing thereof, NFO amended its $75 million revolving credit facility and its $40 million senior notes, each originally dated March 9, 1998. The amendments provide, among other things, that NFO's obligations will be guaranteed by certain subsidiaries of NFO. In addition, the amendments increased the rates at which interest annually accrues under the obligations.

NFO anticipates that existing cash, together with internally generated funds and its credit availabilities, will provide NFO with the resources needed to satisfy potential acquisitions, capital expenditures, and NFO's growing working capital requirements. The timing and magnitude of future acquisitions will be the single most important factor in determining NFO's long-term capital needs.

Inflation

Inflation has historically had only a minor effect on NFO's results of operations and its internal and external sources of liquidity and working capital because NFO has generally been able to increase prices to reflect cost increases resulting from inflation.

Seasonality

NFO's business activity has traditionally reflected a modest seasonality factor with slightly higher revenues in NFO's fourth quarter. This seasonality reflects increased research spending in the fourth quarter by clients seeking to complete research studies prior to the holiday season and the close of their fiscal year. Also, NFO generally initiates several large-scale annual projects and tracking programs during the fourth quarter of each year.

Excluding the affect of acquisitions, over the past three years, the fourth quarter has represented between 27.1% and 34.4% of NFO's annual revenues. Each of the remaining three quarters ranged between 17.8% and 26.3% of the annual total.

Future Required Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended, is effective for all fiscal quarters in all fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have a material effect on NFO's financial condition or results of operations.

Year 2000 Issues

NFO was Year 2000 compliant in all material respects as of January 1, 2000. Based on a survey of NFO's subsidiaries worldwide, only minor Year 2000 issues were reported after the new year. None of the items reported, individually or in the aggregate, had or are expected to have a material impact on NFO's operations.

However, in preparing for Year 2000 compliance, NFO developed a contingency plan. The plan was based on an impact analysis of all proprietary custom software programs and systems, testing of mission critical and non-critical systems and software for Year 2000 compliance by using a series of Year 2000 test dates, and coordination with clients, vendors, affiliates and other outside parties.

In developing its contingency plan, NFO believed the most likely worst case scenario would be for a non-critical application or system to not be Year 2000 compliant on January 1, 2000. NFO's contingency plan included manually addressing non-critical applications and systems compliance problems. Additionally, NFO has the ability to readily outsource many of its data collection and processing processes should the need arise.

NFO estimates that total Year 2000 compliance costs incurred from 1997 through December 31, 1999, were approximately $930,000, including capital expenditures of approximately $433,000. Additionally, as there were no significant issues encountered as of January 1, 2000, relating to Year 2000 compliance, NFO believes that any costs spent after December 31, 1999, on Year 2000 compliance matters will be nominal.

The Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. NFO conducts business in member countries. The transition period for the Euro is from January 1, 1999, to June 30, 2002. NFO is addressing the issues involved with the introduction of the Euro. The more important issues include converting information technology systems, reassessing currency risk, and processing accounting and tax records.

Based upon progress to date, NFO believes that use of the Euro will not have a significant impact on the manner in which NFO conducts its business and processes its accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on NFO's financial condition or results of operations.

Market Risk Management

NFO is exposed to market risk, including changes in interest rates and foreign currency exchange rates. NFO currently does not have any derivative financial instruments. However, NFO may consider utilizing derivatives in the future in an attempt to mitigate foreign currency exchange rate risk. NFO conducts business in 38 countries throughout the world and has a significant presence in North America, Europe, Australasia and the Middle East. Accordingly, NFO is subject to foreign currency exchange rate risk in those countries.

The table below provides information on NFO's debt instruments as of December 31, 1999 (dollars in thousands):

                                                            Long-Term Debt -                Long-Term Debt -
                                                              Fixed Rate                     Variable Rate
                                                     ------------------------------   ------------------------------
                                                      Principal         Average        Principal        Average
                                                        Amount       Interest Rate       Amount      Interest Rate
                                                        ------       -------------       ------      -------------
2000                                                 $       295         8.28%        $       151       10.88%
2001                                                       3,637         7.26                 170       11.59
2002                                                      17,749         7.13               8,160        5.97
2003                                                      15,784         7.18              35,618        6.43
2004                                                      15,763         7.18                   -           -
Thereafter                                                78,530         8.03                   -           -
                                                     -----------         ----         -----------        ----
   Total                                             $   131,758         7.68%        $    44,099        6.38%
                                                     ===========         ====         ===========        ====

Stock Information

Shares of NFO common stock have traded on the New York Stock Exchange since December 29, 1997, under the symbol "NFO". From the completion of NFO's initial public offering in April 1993 until December 29, 1997, shares of NFO common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "NFOR".

NFO did not declare or pay any cash dividends during 1999, 1998, or 1997. The following table sets forth, for the periods indicated, its high and low sales prices per share as reported on the New York Stock Exchange.

                                                Sales Price
                                                -----------
Calendar Year 1999                    High                        Low
------------------                    ----                        ---
First Quarter                       $ 12.500                   $  8.500
Second Quarter                        14.875                      9.500
Third Quarter                         15.875                     10.750
Fourth Quarter                        22.875                     10.000

Calendar Year 1998                    High                        Low
------------------                    ----                        ---
First Quarter                       $ 21.375                   $ 16.750
Second Quarter                        22.000                     15.625
Third Quarter                         18.750                      9.000
Fourth Quarter                        14.750                      5.550

Item 8.  Financial Statements and Supplemental Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of NFO Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of NFO Worldwide, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of The MBL Group plc, included in the consolidated financial statements of NFO Worldwide, Inc., which statements reflect total revenues of 26 percent of the related 1997 consolidated total, after adjustment to reflect translation into U.S. dollars and accounting principles generally accepted in the United States. The financial statements of The MBL Group plc, prior to those adjustments, were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The MBL Group plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NFO Worldwide, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule referred to in Item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
New York, New York,
February 25, 2000

         REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF THE MBL GROUP plc

We have audited the financial statements of The MBL Group plc for the year ended December 31, 1997, which have been prepared under the historical cost convention and in accordance with generally accepted accounting principles applicable in the United Kingdom.

Respective Responsibilities of Directors and Auditors

The Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of Opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board which are substantially the same as those followed in the United States. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion, we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion, the financial statements give a true and fair view of the group's profit and cash flows for the year ended December 31, 1997, and have been properly prepared in accordance with generally accepted accounting principles in the United Kingdom.

/s/ Soteriou Banerji
--------------------
Registered Auditors and Chartered Accountants
253 Gray's Inn Road
London, WC1X 8QT
Date February 23, 1998

Consolidated Balance Sheets
As of December 31, 1999 and 1998 (in thousands, except per share data)

                                                                                       1999              1998
                                                                                    -----------      -----------
Assets:
Current Assets:
Cash and Cash Equivalents                                                           $    20,062      $    17,739
   Receivables:
     Trade, Less Allowance for Doubtful Accounts
       of $2,664 and $967 in 1999 and 1998, respectively                                 90,052           98,250
     Unbilled Receivables                                                                23,774           22,524
   Prepaid Expenses and Other Current Assets                                             14,913           15,524
                                                                                    -----------      -----------
       Total Current Assets                                                             148,801          154,037

Property and Equipment, Net (Note 3)                                                     48,364           44,472
Intangible Assets (Note 4)                                                              212,484          231,225
Other Assets                                                                             16,413           22,064
                                                                                    -----------      -----------
         Total Assets                                                               $   426,062      $   451,798
                                                                                    ===========      ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
   Current Maturities of Long-Term Debt (Note 5)                                    $       446      $       396
   Accounts Payable                                                                      20,467           31,945
   Accrued Liabilities (Note 6)                                                          52,985           63,122
   Customer Billings in Excess of Revenues Earned                                        35,400           25,647
   Other Current Liabilities                                                              5,400            1,012
                                                                                    -----------      -----------
       Total Current Liabilities                                                        114,698          122,122
                                                                                    -----------      -----------

Long-Term Liabilities:
Long-Term Debt, Less Current Portion (Note 5)                                           175,411          190,657
   Accrued Pension, Postretirement Benefits & Other (Notes 9 and 10)                      8,854           14,092
                                                                                    -----------      -----------
       Total Long-Term Liabilities                                                      184,265          204,749
                                                                                    -----------      -----------
       Total Liabilities                                                                298,963          326,871
                                                                                    -----------      -----------

Commitments and Contingencies (Note 15)

Minority Interests                                                                        2,847            3,164

Stockholders' Equity (Note 11):
   Common Stock, Par Value $.01 per Share; 60,000 Shares
     Authorized; 22,360 and 21,401 Shares Issued and
     Outstanding at December 31, 1999 and 1998, respectively                                224              214
   Additional Paid-In Capital                                                            73,047           63,723
   Retained Earnings                                                                     54,365           60,535
   Accumulated Other Comprehensive Loss:
     Minimum Pension Liability, Net of Income Taxes                                           -             (631)
     Foreign Currency Translation Adjustment                                             (3,384)          (2,078)
                                                                                    -----------      -----------
       Total Stockholders' Equity                                                       124,252          121,763
                                                                                    -----------      -----------
         Total Liabilities and Stockholders' Equity                                 $   426,062      $   451,798
                                                                                    ===========      ===========

                 See notes to consolidated financial statements.

Consolidated Income Statements
For the years ended December 31, 1999, 1998, and 1997 (in thousands, except per share data)


                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Revenues                                                          $   457,198       $   275,351      $   190,229
Costs and Expenses:
   Cost of Revenues                                                   239,661           127,006           83,357
   Selling, General and Administrative                                169,746           109,023           76,705
   Amortization                                                        25,046             5,080            4,094
   Depreciation                                                         9,699             4,914            2,798
                                                                  -----------       -----------      -----------
     Operating Income                                                  13,046            29,328           23,275
Interest Expense, Net                                                  14,084             3,750              669
Equity Interest in Net (Income) Loss of Affiliated
   Companies and Other                                                 (2,221)              221              200
                                                                  -----------       -----------      -----------
     Income Before Income Taxes and Minority Interests                  1,183            25,357           22,406
Provision for Income Taxes                                              6,787            10,489            8,895
                                                                  -----------       -----------      -----------
     Net (Loss) Income Before Minority Interests                       (5,604)           14,868           13,511
Minority Interests                                                        566               378            1,006
                                                                  -----------       -----------      -----------
     Net (Loss) Income                                            $    (6,170)      $    14,490      $    12,505
                                                                  ===========       ===========      ===========

Earnings per Share (Note 13):
     Basic                                                        $      (.28)      $       .68      $       .62
                                                                  -----------       -----------      -----------
     Diluted                                                      $      (.28)      $       .67      $       .60
                                                                  -----------       -----------      -----------
Weighted Average Number of Common Shares
   Outstanding and Common Equivalent Shares
   During the Period:
     Basic                                                             22,006            21,154           20,265
                                                                  -----------       -----------      -----------
     Diluted                                                           22,006            21,704           20,832
                                                                  -----------       -----------      -----------

                 See notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity
For the years ended December 31, 1999, 1998, and 1997 (in thousands)

                                                                                            Accumulated                 Compre-
                                                                    Additional                 Other         Total      hensive
                                                  Common    Common    Paid-In   Retained   Comprehensive Stockholders'  Income
                                                  Shares     Stock    Capital   Earnings   Income (Loss)    Equity      (Loss)
                                                  ------     -----    -------   --------   -------------    ------      ------
       Balance at December 31, 1996               20,055     $ 134    $40,662   $ 33,540   $          61   $74,397
   Net Income                                                                     12,505                    12,505     $12,505
   Accrual of Minimum Pension Liability,
     Net of Income Taxes of ($6)                                                                     (23)      (23)        (23)
   Translation Adjustments                                                                        (1,333)   (1,333)     (1,333)
                                                                                                                       -------
   Comprehensive Income                                                                                                $11,149
                                                                                                                       =======
   Acquisitions                                      497         4      7,713                                7,717
   Stock Split                                                  68        (68)                                   -
   Conversion of Note Payable                         17         1         83                                   84
   Tax Benefit on Exercised Options                                     2,439                                2,439
   Payment of Non-Recourse Notes                                           11                                   11
   Other Issuances                                   161         1        926                                  927
                                                  ------     -----    -------   --------   -------------    ------
       Balance at December 31, 1997               20,730       208     51,766     46,045          (1,295)   96,724

   Net Income                                                                     14,490                    14,490     $14,490
   Accrual of Minimum Pension Liability,
     Net of Income Taxes of ($227)                                                                  (285)     (285)       (285)
   Translation Adjustments                                                                        (1,129)   (1,129)     (1,129)
                                                                                                                       -------
   Comprehensive Income                                                                                                $13,076
                                                                                                                       =======
   Acquisitions                                      468         4      8,655                                8,659
   Tax Benefit on Exercised Options                                     1,778                                1,778
   Payment of Non-Recourse Notes                                            7                                    7
   Other Issuances                                   203         2      1,517                                1,519
                                                  ------     -----    -------   --------   -------------    ------
       Balance at December 31, 1998               21,401       214     63,723     60,535          (2,709)  121,763

   Net Loss                                                                       (6,170)                   (6,170)    $(6,170)
   Translation Adjustments                                                                        (1,306)   (1,306)     (1,306)
   Adjustment of Minimum Pension Liability,
     Net of Income Taxes of $457                                                                     631       631         631
                                                                                                                       -------
   Comprehensive Loss                                                                                                  $(6,845)
                                                                                                                       =======
   Acquisitions                                      516         5      5,315                                5,320
   Tax Benefit on Exercised Options                                       776                                  776
   Other Issuances                                   443         5      3,233                                3,238
                                                  ------     -----    -------   --------   -------------    ------
       Balance at December 31, 1999               22,360     $ 224    $73,047   $ 54,365   $      (3,384) $124,252
                                                  ======     =====    =======   ========   =============  ========


The shares presented reflect the 3-for-2 stock split effected on October 15, 1997 (Note 11).

                 See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 1999, 1998, and 1997 (in thousands)


                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Cash Flows From Operating Activities:
   Net (Loss) Income                                              $    (6,170)      $    14,490      $    12,505
   Adjustments to Reconcile Net (Loss) Income to Net
   Cash Provided by Operating Activities:
     Minority Interest                                                    566               378            1,006
     Amortization                                                      25,046             5,080            4,094
     Depreciation                                                       9,699             4,914            2,798
     Deferred Income Taxes                                             (1,498)              712             (426)
     Equity Interest in Net (Income) Loss
       of Affiliated Companies                                         (2,267)               57              200
     Dividends Paid to Minority Interests                                (294)             (175)            (369)
     Bad Debt Expense                                                   2,638             2,059              151
     Write-Off of Deferred Program Costs                                2,422                 -                -
     Currency Gains on Non-Domestic Debt                               (2,078)             (813)               -
     Other, Net                                                          (101)              126               89
                                                                  -----------       -----------      -----------
       Subtotal                                                        27,963            26,828           20,048

   Change in Assets and Liabilities that Provided (Used)
    Cash, Net of Effects of Acquisitions:
     Trade Receivables                                                   (860)          (10,094)          (8,077)
     Unbilled Receivables                                              (1,575)           (5,211)          (4,735)
     Prepaid Expenses and Other Current Assets                          1,424               332             (398)
     Accounts Payable and Accrued Liabilities                         (11,096)            3,800            3,347
     Customer Billings in Excess of Revenues Earned                    11,035             4,636              776
     Other, Net                                                         1,228              (889)             (93)
                                                                  -----------       -----------      -----------
       Net Cash Provided by Operating Activities                       28,119            19,402           10,868
                                                                  -----------       -----------      -----------

Cash Flows From Investing Activities:
   Acquisitions (Net of Cash Acquired)                                 (6,301)         (134,244)         (20,020)
   Proceeds from Disposal of Joint Venture                              2,335                 -                -
   Capital Expenditures (Net of Minor Disposals)                      (14,514)          (13,793)          (9,030)
   Dividends Received from Equity Investments                           2,036                 -                -
   Purchase of Intangible Assets                                         (550)             (509)            (640)
   Investments in Affiliated Companies                                      -               (65)            (820)
                                                                  -----------       -----------      -----------
       Net Cash Used in Investing Activities                          (16,994)         (148,611)         (30,510)
                                                                  -----------       -----------      -----------
Cash Flows From Financing Activities:
   Issuance of Common Stock, Net of Expenses                            3,238             1,519              927
   Payments on Long-Term Debt                                         (38,919)          (69,142)          (4,938)
   Dividends Paid to Subsidiary Shareholders                                -                 -             (988)
   Proceeds from Line of Credit & Other Long-Term Debt                 28,198           208,241           24,464
   Debt Issuance Costs                                                      -            (1,115)               -
                                                                  -----------       -----------      -----------
       Net Cash (Used In) Provided by Financing Activities             (7,483)          139,503           19,465
                                                                  -----------       -----------      -----------
Effect of Exchange Rate Changes on Cash                                (1,319)             (610)          (1,347)
                                                                  -----------       -----------      -----------
Increase (Decrease) In Cash and Cash Equivalents                        2,323             9,684           (1,524)
Cash and Cash Equivalents, Beginning of Period                         17,739             8,055            9,579
                                                                  -----------       -----------      -----------
Cash and Cash Equivalents, End of Period                          $    20,062       $    17,739      $     8,055
                                                                  ===========       ===========      ===========

                 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 1999, 1998, and 1997

1. Business

NFO Worldwide, Inc., together with its subsidiaries, is a leading provider of research-based marketing information and counsel to the worldwide business community. It has over 4,000 clients globally. NFO combines in-depth knowledge of key market sectors with innovative data collection methodologies and value added products. These market sectors include consumer packaged goods and foods, healthcare, financial services, automotive/travel and leisure, and information technology. Some key products and services of NFO include continuous brand tracking, online research, consumer access panels, multi-country research, market evaluation, product development, customer satisfaction, pricing and distribution, and advertising effectiveness.

On December 20, 1999, NFO and The Interpublic Group of Companies, Inc. signed a definitive merger agreement whereby Interpublic will acquire all of the outstanding shares of NFO common stock. The merger is a strategic global alliance between NFO's marketing research strengths and Interpublic's diverse advertising and communications expertise. Management believes the merger will allow both companies to cross-sell their services in complimentary markets as clients are increasingly expecting expert market evaluation to be part of their overall advertising and promotional campaigns. NFO has scheduled a shareholders' meeting for April 5, 2000, to vote on the proposed merger.

2. Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of NFO and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - NFO recognizes revenue on projects, which are substantially all short-term, by generally applying recent historical contribution margins to project costs as incurred. A provision for anticipated losses is recorded in the period in which they first become determinable.

Cash and Cash Equivalents - NFO considers all investments with a maturity of three months or less when purchased to be cash equivalents. Depreciation - NFO provides depreciation over the estimated useful lives of the depreciable assets using the straight-line method.

Intangible Assets - NFO provides amortization of these assets using the straight-line method over their estimated period of benefit or contractual life, principally as follows:

                                        Years
                                        -----
         Customer Lists                  5-46
         Goodwill                       20-40

Long-Lived Assets - NFO annually evaluates the recoverability of goodwill and other long-lived assets by assessing whether the unamortized assets can be recovered from undiscounted future cash flows from operations. To the extent undiscounted future cash flows are less than carrying value of the assets, a discounted cash flow analysis is performed to estimate fair market value.

Syndicated Programs - NFO capitalizes costs associated with certain syndicated programs that have on-going value in excess of one year. Such costs are amortized in proportion to anticipated revenues over the expected useful lives of the programs.

In December 1999, NFO wrote off $2.4 million of deferred program costs in its North American financial services businesses which were deemed to be permanently impaired as actual program revenues did not meet originally expected levels. This write-off is included in cost of revenues in the accompanying income statement.

Panel - NFO enhances and rebuilds its panel on a continuous basis, and the related costs are charged to expense as incurred. NFO expensed $1,793,000, $1,649,000, and $1,164,000 on panel enhancing and rebuilding in 1999, 1998, and 1997, respectively.

Income Taxes - Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of NFO's assets and liabilities and their financial reporting amounts at each balance sheet date.

Investments in Affiliated Companies - Investments in affiliated companies are accounted for using the equity method, under which NFO's share of earnings of these affiliates is reflected in income as earned and dividends are credited against the investment in affiliated companies when received.

Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each category of NFO's financial instruments:

     Cash and Short-Term Financial Instruments - The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-Term Financial Instruments - The fair value has been estimated using the expected future cash flows discounted at market interest rates as adjusted for conversion privileges. Fair value of long-term debt was less than carrying value by approximately $14.2 million at December 31, 1999. The fair value of long-term debt approximated the carrying amount at December 31, 1998.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Share - Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effect of common equivalent shares and increased shares that would result from contingently issuable common shares. The effects of anti-dilution are not presented.

Reclassification - Certain items in prior years have been reclassified for consistency with the current year presentation.

3. Property and Equipment

Property and equipment, at cost, consists of the following at December 31 (in thousands):

                                                                 Estimated
                                                               Useful Lives             1999            1998
                                                               ------------         ------------    ------------
Land                                                                                $      1,703    $      1,703
Buildings and Leasehold Improvements                            10-40 years               22,465          22,435
Data Processing & Communications Equipment                        3-5 years               18,984          14,205
Furniture and Other Equipment                                     4-8 years               26,221          21,777
Construction in Progress                                                                   3,554             909
                                                                                    ------------    ------------
     Total                                                                                72,927          61,029
Less Accumulated Depreciation and Amortization                                           (24,563)        (16,557)
                                                                                    ------------    ------------
       Total                                                                        $     48,364     $    44,472
                                                                                    ============     ===========

Construction in progress relates to the expansion of NFO's facilities in Greenwich, Connecticut.

4. Intangible Assets

Intangible assets consist of the following at December 31 (in thousands):

                                                                                        1999            1998
                                                                                    ------------    ------------
Goodwill, Net of Amortization of $12,639 and $8,104
   in 1999 and 1998, respectively                                                   $    127,927    $    141,208
Customer Lists, Net of Amortization of $12,321 and $8,213
   in 1999 and 1998, respectively                                                         83,124          87,849
Other, Net of Amortization of $3,390 and $2,931
   in 1999 and 1998, respectively                                                          1,433           2,168
                                                                                    ------------    ------------
       Total                                                                        $    212,484    $    231,225
                                                                                    ============    ============

Amortization expense in 1999 includes $16.0 million relating to the write off of goodwill and customer lists within NFO's North American financial services division where losses have been incurred during the last two years as a result of a difficult competitive environment due to client consolidation within the industry. Undiscounted and discounted cash flow analyses were performed, resulting in the determination by management that the intangible assets within this division were deemed to be permanently impaired. Amortization expense in 1997 includes a provision of $568,000 to write-off the goodwill associated with AMS, NFO's former expert computer software company.

5. Long-Term Debt

Long-term debt consists of the following at December 31 (in thousands):

                                                                                        1999            1998
                                                                                    ------------    ------------
Note Payable to Banks under a Revolving Credit Agreement Due
  March 2003, Interest Ranging Between 4.3% and 6.9%                                $     35,603     $    53,045
Senior Notes                                                                              40,000          40,000
Series A Senior Notes                                                                     17,000          17,000
Series B Senior Notes                                                                     45,000          38,000
Term Loans                                                                                 4,621          16,484
Capitalized Leases                                                                         4,848           4,371
Subordinated Notes                                                                        25,000          17,000
Other                                                                                      3,785           5,153
                                                                                    ------------    ------------
   Total                                                                                 175,857         191,053
Less Current Maturities                                                                     (446)           (396)
                                                                                    ------------    ------------
       Total                                                                        $    175,411    $    190,657
                                                                                    ============    ============

On March 9, 1998, NFO entered into a $75 million revolving credit agreement. Borrowings under the agreement are unsecured, the proceeds of which were used to refinance NFO's then-existing debt and to finance acquisitions, capital expenditures, and working capital. The $75 million revolving credit facility has an ultimate maturity date of March 2003 and enables NFO to borrow in multiple currencies at interest rates tied to LIBOR or the prime rate, at NFO's option.

The Senior Notes consist of the private placement of $40 million on March 9, 1998. The $40 million Senior Notes bear interest at the fixed annual rate of 6.83%, mature March 1, 2008, and are repayable in equal annual installments of $5.7 million beginning in 2002.

The Series A and B Notes consist of the private placement of $17 million of Series A Senior Notes dated November 20, 1998, and due November 15, 2005, $38 million of Series B Senior Notes dated November 20, 1998, and due November 15, 2008, and $7 million of Series B Senior Notes dated March 26, 1999, and due November 15, 2008. The Series A Senior Notes are repayable in equal annual installments of $3.4 million beginning in 2001. The Series B Senior Notes are repayble in equal annual installments of $6.4 million beginning in 2002. The Series A and B Senior Notes bear interest at fixed annual rates of 7.18% and 7.52%, respectively. These rates reflect a reduction from 7.48% and 7.82%, respectively, when NFO satisfied certain conditions contained in the notes with the placement of the March 1999 Senior and Subordinated Notes. The Series A and B Senior Notes are guaranteed by certain subsidiaries of NFO and were used to finance a portion of the acquisition of Infratest Burke (see Note 17) and to pay related fees and expenses.

The Subordinated Notes consist of the private placement of $8 million on March 26, 1999, and $17 million on November 20, 1998. The Subordinated Notes bear interest at the fixed annual rate of 9.84%, mature November 15, 2008, and are repayable in equal annual installments of $8.3 million beginning in 2006.

In conjunction with the Infratest Burke acquisition and the financing thereof, NFO amended its $75 million revolving credit facility and its $40 million Senior Notes, each originally dated March 9, 1998. The amendments provide, among other things, that NFO's obligations will be guaranteed by certain subsidiaries of NFO. In addition, the amendments increased the rates at which interest annually accrues under the obligations from 6.43% to 6.83%.

Infratest Burke has a DM 9 million term loan with a maturity date of September 2002. The term loan bears interest at the three-month LIBOR rate (as defined in the agreement) plus .75%, which at December 31, 1999, was 4.2%. At December 31, 1998, Infratest Burke also had $5 million and DM 10 million term loans which were repaid in 1999.

Certain of NFO's subsidiaries have capitalized lease obligations. The leases mature between 2000 and 2005 and bear interest at rates ranging between 6.3% and 14.4%. The leases were collateralized by real estate and equipment having a net book value of $4.0 million and $4.7 million at December 31, 1999 and 1998, respectively.

NFO's financing arrangements contain certain financial and non-financial restrictive covenants that, among other things, require NFO to maintain certain leverage and cash flow ratios. A material adverse change in NFO's financial condition or results of operations may constitute default under the agreements.

Required principal payments on long-term debt and other obligations are as follows at December 31, 1999 (in thousands):

2000                                              $    446
2001                                                 3,807
2002                                                25,909
2003                                                51,402
2004                                                15,763
Thereafter                                          78,530
                                                  --------
     Total                                        $175,857
                                                  ========

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

                                                                                        1999            1998
                                                                                    ------------    ------------
Accrued Compensation and Payroll Taxes                                              $     19,945    $     19,092
Accrued Vacation                                                                           3,840           4,110
Value Added Tax                                                                            3,828           4,536
Income Taxes Payable                                                                       2,771           8,901
Accrued Profit Sharing                                                                     1,418           4,522
Purchase Price Payable                                                                       691           4,566
Other Accrued Liabilities                                                                 20,492          17,395
                                                                                    ------------    ------------
     Total                                                                          $     52,985    $     63,122
                                                                                    ============    ============

7. Operating Leases

NFO leases office space and equipment under noncancelable operating leases that expire at various dates through 2013. Certain of these leases are subject to rent review and contain escalation clauses. Future minimum annual payments required under the noncancelable leases are as follows at December 31, 1999 (in thousands):

2000                                              $    14,738
2001                                                   14,454
2002                                                   12,230
2003                                                   10,320
2004                                                    7,607
Thereafter                                             24,092
                                                  -----------
     Total                                        $    83,441
                                                  ===========

Rental expense for the years ended December 31, 1999, 1998, and 1997, including leases on a month-to-month basis, was approximately $15.3 million, $9.5 million, and $6.3 million, respectively.

Certain of NFO's subsidiaries rent space in office buildings owned or partially owned by officers of the subsidiaries. Such rents, which were approximately $1.2 million, $.8 million, and $.5 million in 1999, 1998, and 1997, respectively, are believed by management to be consistent with arms length transactions.

8. Income Taxes

Income before income taxes and minority interest is as follows for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
(Loss) Income Before Income Taxes & Minority Interest:
   U.S.                                                           $    (1,582)      $    19,971      $    18,066
   Foreign                                                              2,765             5,386            4,340
                                                                  -----------       -----------      -----------
     Total                                                        $     1,183       $    25,357      $    22,406
                                                                  ===========       ===========      ===========

The provision for income taxes is as follows for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Current Provision:
   Federal                                                        $     4,688       $     5,052      $     6,650
   State and Local                                                      1,279             1,759            1,553
   Foreign                                                              2,318             2,966            1,118
                                                                  -----------       -----------      -----------
     Total                                                              8,285             9,777            9,321
                                                                  -----------       -----------      -----------
Deferred Provision (Credit):
   Federal                                                             (2,419)              661             (621)
   State and Local                                                        (95)               76             (106)
   Foreign                                                              1,016               (25)             301
                                                                  -----------       -----------      -----------
     Total                                                             (1,498)              712             (426)
                                                                  -----------       -----------      -----------
       Total Provision                                            $     6,787       $    10,489      $     8,895
                                                                  ===========       ===========      ===========

Temporary differences giving rise to recorded deferred income taxes are as follows at December 31 (in thousands):

                                                                                        1999            1998
                                                                                    ------------    ------------
Asset:
   Pension, Postretirement Benefits and Deferred Compensation                       $      1,153    $      1,481
   Undistributed Earnings in Foreign Tax Jurisdictions                                       832            (549)
   Bad Debts                                                                                 812              70
   Health Insurance                                                                          631              32
   Vacation                                                                                  524             516
   State and Local Taxes                                                                     449             611
   Other                                                                                     959             469
                                                                                    ------------    ------------
       Total Asset                                                                  $      5,360    $      2,630
                                                                                    ============    ============
Liability:
   Depreciation and Amortization                                                    $      6,005    $      4,280
   Other                                                                                   2,670           4,361
                                                                                    ------------    ------------
       Total Liability                                                              $      8,675    $      8,641
                                                                                    ============    ============

A reconciliation between NFO's effective tax rate and the U.S. statutory tax rate is as follows at December 31:

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Statutory Rate                                                        35.0%            35.0%             35.0%
Write Off of Nondeductible Intangible Assets                         330.2                -                 -
Nondeductible Expenses                                                69.6              1.6               2.3
Nondeductible Pooling Expenses                                           -                -               2.0
State and Local Income Taxes, Net of Federal Benefit                  64.1              5.3               4.0
Effect of Foreign Tax Rates Different than U.S. Tax Rate              74.3              (.2)             (1.8)
Other                                                                  0.5              (.3)             (1.8)
                                                                  -----------       -----------      -----------
     Effective Tax Rate                                              573.7%            41.4%             39.7%
                                                                  ===========       ===========      ===========

As of December 31, 1999, NFO has not provided for taxes on approximately $12.5 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $.9 million of deferred income taxes would have been provided.

9. Employee Benefit Plans

One of NFO's subsidiaries has a defined benefit pension plan covering approximately one-half of NFO's U.S. employees. Benefits provided by the plan are based on salary and years of service. NFO's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets are principally invested in equity securities and guaranteed fixed income insurance contracts.

The following table sets forth the plan's funded status and amounts recognized in NFO's balance sheets at December 31 (in thousands):

                                                                                        1999             1998
                                                                                    -----------      -----------
Accumulated Benefit Obligation at December 31                                       $     7,131      $     7,496
                                                                                    ===========      ===========
Change in Projected Benefit Obligation:
   Projected Benefit Obligation at Beginning of Year                                $     8,215      $     7,029
   Service Cost                                                                             758              611
   Interest Cost                                                                            607              526
   Actuarial (Gain) Loss                                                                   (803)             704
   Benefits Paid                                                                           (598)            (655)
                                                                                    -----------      -----------
      Projected Benefit Obligation at End of Year                                         8,179            8,215
                                                                                    -----------      -----------
Change in Plan Assets:
   Fair Value of Plan Assets at Beginning of Year                                         6,486            6,214
   Actual Return on Plan Assets                                                           1,270              360
   Company Contributions                                                                    332              567
   Benefits Paid                                                                           (598)            (655)
                                                                                    -----------      -----------
      Fair Value of Plan Assets at End of Year                                            7,490            6,486
                                                                                    -----------      -----------
   Funded Status                                                                            689            1,729
   Unrecognized Net Loss                                                                   (280)          (1,827)
   Unrecognized Prior Service Cost                                                           13               20
                                                                                    -----------      -----------
      Accrued Pension Cost                                                                  422              (78)
   Adjustment Required to Recognize Additional Minimum
      Pension Liability before Income Taxes                                                   -            1,088
                                                                                    -----------      -----------
         Adjusted Accrued Pension Cost                                              $       422      $     1,010
                                                                                    ===========      ===========

Adjustment Required to Recognize
   Additional Minimum Pension Liability before Income Taxes                         $         -      $     1,088
Reversal of Prior Year Minimum Liability Adjustment                                      (1,088)            (576)
                                                                                    -----------      -----------
         Other Comprehensive (Income) Loss Before Income Taxes                      $    (1,088)     $       512
                                                                                    ===========      ===========

Pension expense consists of the following for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Service Cost                                                      $       758       $       611      $       547
Interest Cost                                                             607               526              465
Expected Return on Plan Assets                                           (647)             (558)            (452)
Net Amortization and Deferral                                             114                22               36
                                                                  -----------       -----------      -----------
     Net Periodic Pension Cost                                    $       832       $       601      $       596
                                                                  -----------       -----------      -----------

Assumptions used in determining pension plan amounts were as follows:

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Discount Rate                                                          7.75%            7.00%             7.50%
Rate of Increase in Compensation Levels                                4.50             4.50              4.75
Expected Long-Term Rate of Return on Assets                            9.50             9.00              9.00

The change in actuarial assumptions in 1999 resulted in a decrease in the projected benefit obligation of approximately $997,000.

Certain of NFO's subsidiaries maintain profit sharing plans, established under
Section 401(k) of the Internal Revenue Code, which cover the majority of full-time U.S. employees. Profit sharing contributions to the plans are at the discretion of NFO's Board of Directors and are generally tied to annual profit performance. The plans also contain a 401(k) feature whereby all eligible employees may contribute up to 15% of their basic compensation. NFO makes a matching contribution equal to 25% of the first 6% of each participant's voluntary contribution. NFO's total contributions related to the plans amounted to approximately $1.4 million, $1.2 million, and $.9 million for the years ended December 31, 1999, 1998, and 1997, respectively.

NFO has unfunded, nonqualified deferred compensation plans for certain key executives. The plans provide, among other things, for certain deferred compensation to take effect on the employee's retirement, disability, death or other termination of employment. Long-term liabilities include approximately $1.4 million and $1.1 million at December 31, 1999 and 1998, respectively, representing the present value of the benefits expected to be provided based on the employees' service to that date.

Certain of NFO's foreign subsidiaries maintain benefit plans similar to defined contribution plans for certain employees. NFO has no benefit obligations beyond the contributions that are made by NFO. NFO's total contributions related to these plans amounted to approximately $.5 million, $.8 million, and $.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

10. Postretirement Benefit Programs

Certain of NFO's subsidiaries sponsor two defined benefit postretirement programs that cover salaried and nonsalaried U.S. employees. One program provides medical benefits, and the other provides life insurance benefits. The postretirement healthcare program is contributory, with retiree contributions adjusted annually; the life insurance program is noncontributory.

The healthcare program currently requires the retiree to pay 50% of the cost of coverage for the retiree and dependents both before and after attaining age 65. For those retiring on or after January 1, 1994, the co-pay increases at age 65 to 75% of the cost of coverage for the retiree and 100% of the cost of coverage for dependents. In addition, an employee must complete 10 years of service after age 45 to be eligible for postretirement medical coverage. NFO does not fund its postretirement healthcare or life insurance programs.

The following sets forth the programs' status reconciled with the amount shown in NFO's balance sheets at December 31 (in thousands):


                                                                                        1999             1998
                                                                                    -----------      -----------
Change in Projected Benefit Obligation:
   Projected Benefit Obligation at Beginning of Year                                $     1,200      $     1,226
   Service Cost                                                                             132              103
   Interest Cost                                                                             95               72
   Plan Amendments                                                                            -              (68)
   Actuarial Loss (Gain)                                                                     39             (106)
   Benefits Paid                                                                            (33)             (27)
                                                                                    -----------      -----------
     Projected Benefit Obligation at End of Year                                          1,433            1,200
                                                                                    -----------      -----------
Change in Plan Assets:
   Company Contributions                                                                     33               27
   Benefits Paid                                                                            (33)             (27)
                                                                                    -----------      -----------
     Plan Assets at End of Year                                                               -                -
                                                                                    -----------      -----------
Reconciliation of Projected Benefit Obligation and
   Total Amount Accrued:
     Funded Status                                                                        1,433            1,200
     Unrecognized Net Gain                                                                    6               39
     Unrecognized Prior Service Cost                                                         57               64
                                                                                    -----------      -----------
       Accrued Benefit Cost Included in Long-Term
         Liabilities in the Accompanying Balance Sheet                              $     1,496      $     1,303
                                                                                    ===========      ===========

Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Benefits Attributed to Service During the Period                  $       132       $       103      $        96
Interest Cost on Accumulated
   Postretirement Benefit Obligation                                       95                72               77
Net Amortization and Deferral                                              (1)               (7)              (3)
                                                                  -----------       -----------      -----------
       Net Periodic Postretirement Benefit Cost                   $       226       $       168      $       170
                                                                  ===========       ===========      ===========

The assumed discount rate used to measure the postretirement benefit obligation is 7.50%, 6.75%, and 7.25% in 1999, 1998, and 1997.

The healthcare trend rates assumed in the above estimates include a rate of 7% in 1999, grading down to a level 5% in 2001 and thereafter.

The effect of a 1% increase in the assumed healthcare trend rates would be to increase the obligation at December 31, 1999, by approximately $193,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $41,000. The effect of a 1% decrease in the assumed healthcare trend rates would be to decrease the obligation at December 31, 1999, by approximately $160,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $33,000.

11. Capital Stock

Preferred Stock - NFO has authorized 5,000,000 shares of serial preferred stock to be issued in one or more series, with the Board of Directors to have the authority to fix designations, preferences, powers and relative participating, optional or other rights and restrictions thereof.

Stock Split - A 3-for-2 stock split was authorized on September 17, 1997, and effected on October 15, 1997, for stockholders of record on September 30, 1997. As a result, approximately 6,850,000 additional shares of NFO common stock were issued. All per share and share amounts in the accompanying consolidated financial statements have been restated to reflect the above stock split.

Stockholder Rights Plan - On October 5, 1998, NFO's Board of Directors adopted a stockholder rights plan by declaring a dividend distribution of one preferred share purchase right for each share of NFO's common stock. The stockholder rights plan is intended to give NFO's Board of Directors sufficient time to respond to an unsolicited tender offer or other attempted acquisition. Under the stockholder rights plan, rights were issued to stockholders of record as of October 15, 1998, and will expire after ten years, unless earlier redeemed or exchanged by NFO. The rights distribution is not taxable to stockholders.

The rights will be exercisable only if a person or group acquires 15% or more of NFO's common stock or announces a tender offer upon the consummation of which would result in 15% ownership. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $50. If, however, a person or group acquires 15% or more of NFO's outstanding common stock, each right will entitle its holder, other than such person or members of such group, to purchase, at the right's then-current exercise price, a number of NFO's common shares having a market value of twice the right's exercise price. If NFO is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of NFO's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such exercise price.

Under certain circumstances, NFO's Board of Directors may exchange the right, in whole or in part, at an exchange ratio of one share of common stock (or one-hundredth of a share of the new series of preferred stock) per right. Prior to the acquisition by a person or group of beneficial owners of 15% or more of NFO's common stock, the rights are redeemable for one cent per right at the option of the Board of Directors. Prior to such time, the terms of the rights may be amended by the Board.

On December 23, 1999, NFO amended the stockholder rights plan in order to provide that the Agreement and Plan of Merger executed with Interpublic (see
Note 1) would not result in Interpublic being deemed to be an acquiring Person as defined in the stockholder rights plan or constitute a Shares Acquisition Date, a Separation Date or a Triggering Event, each as defined in the stockholder rights plan.

Stock Issued in Exchange for Non-Recourse Notes - In December 1994, Prognostics issued 10,000 shares of non-voting common stock (899,922 common shares of NFO post-combination, see Note 17) to an employee. The shares were issued in exchange for a non-recourse promissory note in the amount of $40,000 secured by the issued shares. The note bears interest at 8% per annum payable quarterly. The outstanding principal is due December 2000.

In August 1995, Prognostics issued 2,595 shares of non-voting common stock (233,529 common shares of NFO post-combination) to certain employees. The shares were issued in exchange for non-recourse promissory notes totaling $10,000 secured by the issued shares. The notes bear interest at 8% per annum payable quarterly. The outstanding principal is due December 2000.

Approximately $7,000 and $11,000 of the above notes were repaid in 1998 and 1997, respectively, resulting in a tax benefit of approximately $1 million and $1.75 million in 1998 and 1997, respectively, reflected as additional paid-in capital. NFO has reflected the remaining notes receivable as an offset to additional paid-in capital. The fair value of the stock on the date of sale, issued in exchange for the non-recourse notes, was determined to be equal to the face amount of the notes and, accordingly, no compensation expense was recognized.

Stock Options - NFO has adopted the NFO Worldwide, Inc. Stock Option Plan and the Directors' Stock Option Plan. The plans provide for the grant of "nonqualified" options to purchase shares of common stock. The exercise price of the options is the market value of NFO's common stock on the date of the grant. The number of shares of common stock reserved for issuance under the Stock Option Plan, the Directors' Stock Option Plan, and the Consultant's Plan is 4,677,250 and 540,000 shares, respectively. If, as to any number of shares, any option granted pursuant to the plans shall expire or terminate for any reason, such number of shares shall again be available for grant under the plans.

Under the Stock Option Plan, options become exercisable at such time or times as determined at the date of grant and expire not more than 10 years from the date of grant. Options granted under the Stock Option Plan generally become exercisable over a three-year period at the rate of one-third of the shares awarded each year.

The Directors' Stock Option Plan provides that options on 22,500 shares be automatically granted to each nonemployee director upon initial election and that options on 15,000 shares be granted upon each occasion thereafter that the director is elected or reelected to such position. Under the Directors' Stock Option Plan, options become exercisable at any time after the six-month anniversary of the date the option was awarded and expire not more than five years from the date of grant. In 1999, each director was granted an option for 45,000 shares.

NFO applies Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, in accounting for its stock-based compensation plans. In accordance with SFAS 123, NFO applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. All stock options issued by NFO are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the plans.

A summary of the status of NFO's plans that issue options as of December 31 and changes during the years then ending is presented below:

                                                            Number         Weighted
                                                           of Shares     Average Price
                                                           ---------     -------------
Outstanding at December 31, 1996                           1,996,433     $      9.27
Granted                                                      544,750           16.49
Exercised                                                   (148,550)           5.03
Cancelled/Expired                                             (2,997)          15.17
                                                           ---------     -------------
Outstanding at December 31, 1997                           2,389,636           11.17
Granted                                                      683,125           15.46
Exercised                                                   (184,487)           6.88
Cancelled/Expired                                            (27,084)          14.65
                                                           ---------     -------------
Outstanding at December 31, 1998                           2,861,190           12.44
Granted                                                    1,302,950           11.70
Exercised                                                   (411,352)           7.05
Cancelled/Expired                                            (84,011)          14.76
                                                           ---------     -------------
Outstanding at December 31, 1999                           3,668,777     $     12.73
                                                           ---------     -------------

                                                            Number         Weighted
                                                           of Shares     Average Price
                                                           ---------     -------------
Exercisable at:  December 31, 1997                         1,372,832     $      8.37
                 December 31, 1998                         1,743,590     $     10.51
                 December 31, 1999                         1,888,058     $     12.55

Weighted-average fair-value of options granted during:          1997     $      9.25
                                                                1998     $      8.75
                                                                1999     $      7.11

Available for Grant at December 31, 1999                                     586,138

The following table summarizes information about options outstanding at December 31, 1999:

                                            Options Outstanding                       Options Exercisable
                            ------------------------------------------------    -------------------------------
                                                    Weighted-Average
                              Number         -------------------------------      Number           Weighted-
     Range of               Outstanding          Remaining        Exercise      Exercisable         Average
  Exercise Prices           at 12/31/99      Contractual Life       Price       at 12/31/99     Exercise Prices
  ---------------           -----------      ----------------       -----       -----------     ---------------
$  4.30 - $  6.45              334,375              0.4           $   5.40         334,375      $     5.40
   6.46 -    8.60               53,625              8.9               7.25          17,876            7.25
   8.61 -   10.75              581,550              6.9               9.92         286,500            9.86
  10.75 -   12.90              950,394              9.2              11.76         197,994           11.87
  12.91 -   15.05              893,000              6.3              13.96         512,667           14.10
  15.06 -   17.20              534,333              7.6              16.78         385,649           16.65
  17.21 -   19.35              221,500              7.1              18.19         119,663           18.58
  19.36 -   21.50              100,000              8.5              21.07          33,334           21.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions by year:

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Risk-Free Interest Rate                                                  5.6%              5.0%             6.0%
Expected Life                                                       6.7 years         6.8 years        6.8 years
Expected Volatility                                                     56.0%             53.7%            46.0%

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, NFO's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share data):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Net (Loss) Income:
   As Reported                                                    $    (6,170)      $    14,490      $    12,505
   Pro Forma                                                      $   (10,571)      $    11,513      $     9,380
Basic Earnings Per Share:
   As Reported                                                    $      (.28)      $       .68      $       .62
   Pro Forma                                                      $      (.48)      $       .54      $       .46
Diluted Earnings Per Share:
   As Reported                                                    $      (.28)      $       .67      $       .60
   Pro Forma                                                      $      (.48)      $       .53      $       .45

NFO cautions that because the SFAS 123 method of accounting is only applied to options granted in 1995 and thereafter, the resulting proforma results may not be representative of results to be expected in future years.

As a condition to Interpublic's execution of the merger agreement, NFO entered into a stock option agreement with Interpublic which granted Interpublic the option under specified circumstances to purchase 4,448,684 shares of NFO common stock, subject to the issuance of new shares. The maximum number of shares that Interpublic could purchase under the option agreement is 19.9% of the number of shares of NFO common stock outstanding at the time of exercise. The exercise price of the options is $26.00 per share, subject to adjustment under specified circumstances. If Interpublic were to exercise the option in full, it would hold approximately 16.6% of the then outstanding shares of NFO common stock.

12. Interest Expense, Net

Interest expense, net, consists of the following for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Interest Income                                                   $      (733)      $      (588)     $      (259)
Interest Expense                                                       14,817             4,338              928
                                                                  -----------       -----------      -----------
     Total                                                        $    14,084       $     3,750      $       669
                                                                  ===========       ===========      ===========

13. Earnings Per Share

The following table reconciles the net income and weighted average number of shares included in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Net (Loss) Income Used for Basic and Diluted
   Earnings Per Share                                             $    (6,170)      $    14,490      $    12,505
                                                                  -----------       -----------      -----------

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Weighted Average Number of Shares Outstanding
   Used for Basic Earnings Per Share                                   22,006            21,154           20,265
     Dilutive Stock Options                                                 -               397              460
     Contingently Issuable Common Shares                                    -               153              107
                                                                  -----------       -----------      -----------
         Weighted Average Number of Shares Outstanding
           and Common Share Equivalents Used for
           Diluted Earnings Per Share                                  22,006            21,704           20,832
                                                                  -----------       -----------      -----------

Diluted shares outstanding in 1999 exclude approximately 3.7 million shares from the potential exercise of stock options and 171,000 contingently issuable shares due to their anti-dilutive effect.

14. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  -----------       -----------      -----------
Cash Paid During the Period for:
     Interest                                                     $    13,635       $     2,806      $       786
                                                                  ===========       ===========      ===========
     Income Taxes                                                 $    12,873       $     6,263      $     6,844
                                                                  ===========       ===========      ===========
Noncash Investing and Financing Activities:
     Increase in Goodwill Resulting
       from Contingent Purchase
       Price Earned (Note 17)                                     $     5,321       $     4,631      $     4,797
                                                                  ===========       ===========      ===========
     Liabilities Assumed
       in Acquisitions (Note 17)                                  $         -       $   135,489      $       617
                                                                  ===========       ===========      ===========

15. Commitments and Contingencies

NFO has employment agreements with its principal executives and certain other key employees. These agreements generally do not extend more than three years and contain renewal options. Additionally, NFO has entered into change in control agreements with certain executives which may result in payments under certain circumstances in the event of a change in control as defined in the respective agreements.

Pursuant to certain acquisition related purchase and sale agreements (see Note
17), NFO is contingently liable to make additional purchase price, or earnout, payments, provided the acquired companies achieve certain pre-defined earnings targets.

16. Quarterly Results of Operations (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

                                                      First             Second           Third        Fourth(1)
                                                   -----------       -----------      -----------    -----------
1999:
----
Revenues                                           $   106,416       $   119,431      $   111,172    $   120,179
Earnings before Taxes & Minority Interest                5,486             9,359            6,735        (20,397)
Net Income                                               2,903             5,122            3,562        (17,757)
Basic Earnings per Share                                   .14               .23              .16           (.80)
Diluted Earnings per Share                                 .13               .23              .16           (.80)

(1) Includes pretax special charges in 1999 of $21.7 million, primarily to write-off the intangible assets associated with NFO's financial services businesses, which have been deemed to be permanently impaired. Special charges after tax aggregated $17.8 million, or ($.80) per diluted share.

                                                      First             Second           Third        Fourth(1)
                                                   -----------       -----------      -----------    -----------
1998:
----
Revenues                                           $    50,243       $    65,003      $    65,486    $    94,619
Earnings before Taxes & Minority Interest                4,323             7,654            4,744          8,636
Net Income                                               2,481             4,366            2,561          5,082
Basic Earnings per Share                                   .12               .21              .12            .24
Diluted Earnings per Share                                 .12               .20              .12            .23

Earnings per share is computed independently for the quarters reported, therefore the sum of the quarterly earnings per share may not equal the per share total for the year.

17. Acquisitions

On November 20, 1998, NFO acquired all of the outstanding shares of capital stock of Infratest Burke Aktiengesellschaft Holding. Founded in 1947, Infratest Burke is headquartered in Munich, Germany, and ranks as one of the top four custom marketing research firms in Europe with 35 offices in 15 countries. The total acquisition cost of DM 248 million (US $149 million) includes the stock purchase of DM 205 million (US $123 million) and the assumption of approximately DM 43 million (US $26 million) of pre-existing debt. The purchase price of DM 205 million (US $123 million) was paid DM 200 million (US $120 million) in cash at closing, with the remaining DM 5 million (US $3 million) payable in cash over the next two and one-half years.

On October 23, 1998, NFO acquired City Research Group Plc. City Research, founded in 1978 and headquartered in London, England, is a leading UK marketing research firm specializing in commercial banking. NFO acquired all the outstanding stock of City Research for total consideration of approximately $2.4 million, $1.5 million paid in cash at closing and the remainder payable over the next two years in cash and stock based on City Research achieving certain earnings targets.

On October 1, 1998, NFO acquired Donovan Research Pty. Ltd. Donovan, founded in 1974 and headquartered in Perth, Australia, is a full service custom research agency with a leading position in fast-moving consumer goods, public policy, tourism, customer satisfaction and continuous tracking research. In addition to its own branded products, AdTest and Packtest, Donovan is also the exclusive regional licensee of NFO MarketMind(TM), a global brand tracking system acquired by NFO in March 1998. NFO acquired substantially all the net assets of Donovan for cash consideration of approximately $1.6 million, $1.3 million paid at closing and the remainder payable over the next two years based on Donovan's achievement of certain earnings targets.

On August 31, 1998, NFO acquired Stochastic International Pty. Ltd. Stochastic is the developer of the Stochastic Reaction Monitor continuous brand tracking system, which provides guidance on brand positioning to more than 60 companies in 33 countries. Stochastic was founded in 1981 and is headquartered in London, England. NFO acquired substantially all the net assets of Stochastic for a total purchase price of approximately $2.5 million, $2 million payable at closing in equal amounts of cash and newly issued shares of NFO common stock and the balance payable at the end of the next two years. A further amount is payable in cash at the end of three years, providing that Stochastic achieves certain revenue targets during the third year.

On April 3, 1998, NFO acquired CF Group, Inc. Founded in 1932, CF Group operates three companies in Canada: Canadian Facts, the largest custom marketing research organization in Canada, Applied Research Consultants, and Burke International. CF Group is headquartered in Toronto, Canada, and has Canadian client service offices in Montreal, Ottawa and Vancouver. NFO acquired 100% of the outstanding stock of CF Group for a total purchase price of approximately CDN $20 million, 70% payable at closing, with 75% in cash and 25% in newly issued shares of NFO common stock. The remaining 30% of the purchase price will be payable in cash and stock over the next two years based on CF Group achieving certain earnings targets.

On March 4, 1998, NFO acquired MarketMind Technologies and Ross-Cooper-Lund. NFO MarketMind owns and licenses the NFO MarketMind(TM) system, which uses proprietary software that combines a set of key diagnostic measures together with the integration, interactive analysis and display of multiple streams of longitudinal data. RCL is a research-based consulting firm focused on brand-building strategies and is the exclusive licensee of the NFO MarketMind(TM) system in the United States. In separate transactions, NFO acquired substantially all the net assets of each company for the combined consideration of $16.6 million. Of the total purchase price, $12.45 million or 75% was paid at closing, while the remaining 25% will be payable in cash based upon each company achieving certain earnings targets over the next two years. Approximately 85% of the closing consideration was paid in cash, and the remainder in newly issued shares of NFO common stock.

The 1998 acquisitions have been accounted for using the purchase method. Accordingly, NFO's financial statements include the results of operations from the effective date of the respective acquisitions. The above 1998 acquisitions include allocations to goodwill of $79.9 million and customer lists of $75.3 million.

The following unaudited pro forma summary presents the condensed consolidated results of operations as if the 1998 acquisitions had occurred on January 1, 1997, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future. The pro forma effects of NFO MarketMind, Stochastic, City Research, and Donovan are not material and therefore are not included in the following amounts for the year ended December 31 (in thousands, except per share data):

                                                      1998             1997
                                                  -----------      -----------
Revenues                                          $   444,592      $   379,250
Net Income                                             10,905            8,963
Basic Earnings Per Share                                  .51              .44
Diluted Earnings Per Share                                .50              .43

On December 12, 1997, NFO acquired CM Research Group Limited. Headquartered in Auckland, New Zealand, CM Research Group is the leading provider of custom marketing research in New Zealand, and one of the larger marketing research organizations in Australia. NFO acquired 100% of the outstanding stock of CM Research Group for a purchase price of approximately $8.8 million, including the assumption of debt. Of the total purchase price, 30% is payable based on CM Research Group's achieving certain earnings targets during the two years following the date of acquisition. All amounts are payable 75% in cash and 25% in newly issued shares of NFO common stock.

On May 28, 1997, NFO acquired Access Research, Inc. Access is a research-based financial services consulting firm specializing in the retirement market. The entire purchase price of approximately $4.0 million was paid in cash at closing. Effective September 1, 1999, Access Research was merged into The Spectrem Group.

The 1997 acquisitions have been accounted for using the purchase method. Accordingly, NFO's financial statements include the results of operations from the effective date of the respective acquisitions. The above 1997 acquisitions include allocations to goodwill of $9.3 million. The pro forma effects of these acquisitions were not material to the 1997 results.

On July 11, 1997, NFO issued 2,046,363 shares of NFO common stock to acquire all of the outstanding stock of The MBL Group plc, a leading international marketing research firm with 27 offices in 17 countries throughout the UK, the Middle East, and Asia.

On April 1, 1997, NFO issued 2,589,720 shares of NFO common stock to acquire 100% of the outstanding stock of Prognostics, a leading provider of survey-based quantitative customer satisfaction research to information technology companies worldwide. Founded in 1981, Prognostics is headquartered in Palo Alto, California and has additional offices in Boston, Massachusetts, and London, England, as well as an affiliate relationship in Japan.

The acquisitions of MBL and Prognostics were accounted for as poolings of interests. As a result, the accompanying financial statements have been restated to reflect the combined results of NFO, Prognostics, and MBL for all periods presented.

In addition, NFO has entered into agreements with the minority shareholders of the various MBL subsidiaries to repurchase a portion of such shareholders' minority shares during 1997. The consideration for this initial purchase of the minority interests was approximately $14.5 million, of which $11.1 million was paid in cash and $3.4 million via the issuance of 216,850 newly issued shares of NFO common stock. The remaining minority interests will then be repurchased in July 2000 based on the higher of (a) a multiple of average profits for the three years ending December 31, 1999 or (b) the original valuation. The purchase of the minority interests in MBL's subsidiaries was accounted for using the purchase method of accounting. The minority interest purchases resulted in an allocation of $13 million to goodwill. The pro forma effects of these minority interest purchases were not material.

18. Investments in Affiliates

NFO has investments in various affiliates. The largest of these affiliates, Burke, Inc., is a Cincinnati, Ohio-based marketing research firm in which Infratest Burke has a 50% interest. NFO's interest in the activities of these affiliates resulted in income of approximately $2.2 million in 1999 and $154,000 in 1998, which is reflected in equity interest in net (income) loss of affiliated companies in the consolidated income statements.

On October 19, 1999, NFO announced the formation of InsightExpress, LLC, a new Internet company formed to provide real-time consumer input to the desktops of decision-makers in companies of all sizes worldwide. InsightExpress is a fully automated web-enabled survey system that will allow its customers to test new ideas, screen new concepts, gauge customer satisfaction, survey employees, test advertising, and gather insight into the needs, attitudes, and behaviors of consumers. InsightExpress is designed to provide these capabilities at a fraction of the time and the cost of existing market research methods while leveraging the worldwide client experience and panel expertise of NFO. To fund its development and growth, InsightExpress has raised a total of $25 million in new venture capital from General Atlantic Partners and Engage Technologies. Assuming certain put/call rights are exercised, NFO's ownership position will increase to a 50% interest in the venture.

In 1995, NFO entered into an agreement with a European market research firm to launch access panel activities in Europe. In May 1999, NFO sold its portion of the joint venture back to its former partners and terminated the relationship. NFO's portion of the joint venture losses was $23,000, $210,000, $291,000 in 1999, 1998 and 1997, respectively, which is reflected in equity interest in net (income) loss of affiliated companies in the consolidated income statements.

19. Segment Data

NFO has three operating segments as defined by the provisions of Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, North America, Europe, and Australasia and the Middle East. Intersegment sales are generally recorded at market or equivalent value. Operating income by geographic segment consists of net sales less related costs and expenses.

Operating segment and geographic disclosures as required by SFAS 131 are as follows as of and for the years ended December 31 (in thousands):

                                                                      1999              1998             1997
                                                                  ------------      -----------      -----------
Revenues:
   North America                                                  $    208,248      $   186,390      $   141,119
   Europe                                                              210,075           50,350           24,838
   Australasia and the Middle East                                      44,719           40,140           24,893
                                                                  ------------      -----------      -----------
     Total Operating Segments                                          463,042          276,880          190,850
   Intersegment Revenues                                                (5,844)          (1,529)            (621)
                                                                  ------------      -----------      -----------
       Total Revenues                                             $    457,198      $   275,351      $   190,229
                                                                  ============      ===========      ===========

United States (country of domicile)                               $    182,665      $   166,847      $   141,119
All Foreign Countries Combined                                         280,377          110,033           49,731
Intersegment Revenues                                                   (5,844)          (1,529)            (621)
                                                                  ------------      -----------      -----------
       Total Revenues                                             $    457,198      $   275,351      $   190,229
                                                                  ============      ===========      ===========

Depreciation and Amortization:
   North America                                                  $     24,537      $     6,978      $     5,786
   Europe                                                                8,378            1,426              347
   Australasia and the Middle East                                       1,578            1,487              689
                                                                  ------------      -----------      -----------
     Total Operating Segments                                           34,493            9,891            6,822
   Unallocated Corporate Expenses                                          252              103               70
                                                                  ------------      -----------      -----------
       Total Depreciation and Amortization                        $     34,745      $     9,994      $     6,892
                                                                  ============      ===========      ===========

Operating Income:
   North America                                                  $      5,956      $    29,672      $    25,666
   Europe                                                               15,264            4,748            2,055
   Australasia and the Middle East                                       2,672            1,784            2,114
                                                                  ------------      -----------      -----------
     Total Operating Segments                                           23,892           36,204           29,835
   Unallocated Corporate Expenses                                      (10,846)          (6,876)          (6,560)
                                                                  ------------      -----------      -----------
       Total Operating Income                                     $     13,046      $    29,328      $    23,275
                                                                  ============      ===========      ===========

Total Assets:
   North America                                                  $    464,342      $   450,503      $   225,095
   Europe                                                              214,741          234,612           11,751
   Australasia and the Middle East                                      39,567           30,573           32,207
                                                                  ------------      -----------      -----------
     Total Operating Segments                                          718,650          715,688          269,053
   Elimination of Investment in Subsidiaries                           (75,492)         (75,839)         (43,752)
   Elimination of Intersegment Receivables                            (217,096)        (188,051)         (55,027)
                                                                  ------------      -----------      -----------
Total Assets                                                      $    426,062      $   451,798      $   170,274
                                                                  ============      ===========      ===========

Long-Lived Assets:
   North America                                                  $     30,817      $    27,015      $    16,927
   Europe                                                               14,772           14,999            1,049
   Australasia and the Middle East                                       2,775            2,458            1,941
                                                                  ------------      -----------      -----------
     Total Long-Lived Assets                                      $     48,364      $    44,472      $    19,917
                                                                  ============      ===========      ===========

United States (country of domicile)                               $     29,372      $    25,472      $    16,927
All Foreign Countries Combined                                          18,992           19,000            2,990
                                                                  ------------      -----------      -----------
       Total Long-Lived Assets                                    $     48,364      $    44,472      $    19,917
                                                                  ============      ===========      ===========

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

NFO has had no disagreements on accounting and financial disclosures with its independent public accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

The Board of Directors consists of five members. Set forth below are each director's name, age, principal occupation, position with NFO, period of service as a director of NFO, membership on committees of the Board of Directors, and other directorships held.

                                                                                                    Director
           Name                       Age                          Position                          Since
           ----                       ---                          --------                          -----
William E. Lipner (1)                 52             Chairman of the Board, President,
                                                     Chief Executive Officer and Director            1991
Walter A. Forbes (1)(3)(4)            57             Director                                        1991
Steven J. Gilbert (1)(2)(3)           52             Director                                        1991
Edmund A. Hajim (2)(3)(4)             63             Director                                        1992
John Sculley (2)(4)                   61             Director                                        1994

----------------------
(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee
(4)   Member of the Nominating Committee

Mr. Lipner has been with NFO or its predecessor, National Family Opinion, Inc. for over 25 years, serving as its President and Chief Executive Officer since July 1982 and as Chairman of the Board of Directors since February 1993. Mr. Lipner has been a director of NFO since its organization in September 1991. Mr. Lipner is also a director of Crane Co., a diversified aerospace engineering and manufacturing company.

Mr. Forbes has been a director of NFO since its organization in September 1991. Mr. Forbes was the Chairman and Chief Executive Officer of CUC International Inc. (now Cendant Corporation), an interactive electronic consumer services company, from 1988 through December 1997. From December 1997 through July 1998, Mr. Forbes was the Chairman of Cendant Corporation. In July 1998, Mr. Forbes resigned as an officer and director of Cendant Corporation. Since July 1998, Mr. Forbes has been an independent investor.

Mr. Gilbert has been a director of NFO since its organization in September 1991 and served as the Chairman of the Board of Directors from September 1991 to February 1993 and as Vice Chairman of the Board of Directors from February 1993 to March 1998. Mr. Gilbert is Chairman of the Board of Gilbert Global Equity Partners, L.P., a private equity fund. Mr. Gilbert was the Managing General Partner of Soros Capital L.P., an investment firm, from 1992 to 1997. Mr. Gilbert is also a director of Veritas, Inc., a marine seismic company, Terra Nova (Bermuda) Holdings, Limited, a Bermuda based reinsurer, Colep Holding, Ltd., a Portuguese packaging company, LLC International, Inc., a wireless telephone engineering firm, the Asian Infrastructure Fund, Star City Casino Holdings Pty. Ltd., an Australian gaming concern, and One.Tel, Ltd., an Australian telecommunications company.

Mr. Hajim has been a director of NFO since February 1992. He is Chairman and Chief Executive Officer of ING Furman Selz Asset Management, a division of ING Asset Management, the asset management unit of ING Group. Mr. Hajim was Co-Chairman, Americas Region, of ING Barings from December 1997 to February 1999. From 1983 to 1998, Mr. Hajim was the Chairman and Chief Executive Officer of Furman Selz LLC, an international financial services, investment banking, and securities firm. Mr. Hajim is also a director of Tosco Corporation, a refiner and marketer of petroleum products and a manufacturer and distributor of fertilizer products.

Mr. Sculley joined the Board of Directors in October 1994. From 1983 to 1993, Mr. Sculley was the Chairman and Chief Executive Officer of Apple Computer, Inc. For five months (from October 1993 to February 1994), Mr. Sculley was the Chairman and Chief Executive Officer of Spectrum Information Technologies, Inc. ("Spectrum"). On January 26, 1995, Spectrum, together with three of its four operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. Sculley Brothers is an early stage venture capital firm founded by brothers Arthur, David and John. Sculley Brothers' portfolio consists of 25 Internet B2C and B2B companies. Some of the portfolio companies are PeoplePC, Presenter.com, Veon, Metro PCS, Credit Trade, Intralinks, GuruNet, and TechEx.

BOARD OF DIRECTORS AND COMMITTEES

The business of NFO is managed under the direction of the Board of Directors. The Board of Directors has established four principal committees whose primary functions are briefly described below. During 1999, the Board of Directors met or acted by written consent eleven times. Each director attended at least 75% of the total number of meetings held during 1999 while he was a member of the Board of Directors, including meetings of committees of which the director is a member.

The Audit Committee is presently composed of Messrs. Gilbert, Hajim and Sculley. The Audit Committee's functions include recommending to the Board of Directors the appointment of independent public accountants for NFO, subject to the approval of the stockholders, discussing and reviewing the scope and the fees of the prospective annual audit and reviewing the results thereof with the independent accountants, reviewing compliance with existing major accounting and financial policies of NFO, reviewing the adequacy of the financial organization of NFO, and considering comments by the independent accountants regarding internal controls and accounting procedures and management's response to those comments. In 1999, the committee met or acted by written consent five times.

The Compensation Committee is composed of Messrs. Forbes, Gilbert and Hajim. The functions of the Compensation Committee include reviewing and making recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of NFO. In 1999, the committee met or acted by written consent four times. A subcommittee of the Compensation Committee, the Stock Option Committee, has been established by the Board of Directors. The Stock Option Committee is presently composed of Messrs. Forbes and Hajim and is responsible for administering the NFO Worldwide, Inc. Stock Option Plan.

The Nominating Committee is composed of Messrs. Forbes, Hajim and Sculley. Its principal function is to consider and nominate persons for election to the Board of Directors. The committee acted by written consent once in 1999. The Nominating Committee may consider nominees recommended by stockholders. In order for the Nominating Committee to do so, written notice must be given and received by the Secretary of NFO at the principal executive office of NFO no later than 60 days prior to the anniversary date of the immediately preceding annual meeting. Such notice shall set forth (i) the name and address of the nominee;
(ii) any arrangements or understandings between the stockholder and the nominee or any third party with respect to the nomination; (iii) any other information required to be included in a proxy statement pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and (iv) the consent of the nominee to serve as a director if so selected.

The Executive Committee is composed of Messrs. Lipner, Forbes, and Gilbert. The principal functions of the Executive Committee include exercising the powers of the Board of Directors during intervals between Board meetings and acting as an advisory body to the Board of Directors by reviewing various matters prior to their submission to the Board of Directors. The Executive Committee did not meet in 1999.

EXECUTIVE OFFICERS

In addition to Mr. Lipner, NFO's executive officers are as follows:

       Name              Age                    Position
       ----              ---                    --------
Charles B. Hamlin        53       President and Chief Operating Officer--
                                  InsightExpress, LLC

Patrick G. Healy         44       President-- Australasia and the Middle East
                                  and Chief Financial Officer

Hartmut Kiock            56       President-- European Operations

Joseph M. Migliara       55       President-- North American Operations

Mr. Hamlin joined NFO as its Executive Vice President -- Interactive Business Development in February 1996 and assumed the position of President -- Interactive / High Technology and Telecommunications in September 1997. Mr. Hamlin remained in that position until October 1999 when he assumed his current position as President and Chief Operating Officer of InsightExpress, LLC. Mr. Hamlin remains a member of the NFO Executive Committee. From 1994 to 1996, he was Vice President of Marketing for Lotus Development Corporation, a computer software company. From 1992 to 1994, Mr. Hamlin was Corporate Vice President of the Harvard Business School Publishing Company. Prior to that he served in various capacities with Mercer Management Consulting (formerly Temple Barker and Sloane/Strategic Planning Associates) from 1978 to 1992, most recently as Senior Partner.

Mr. Healy joined NFO as its Executive Vice President -- Finance and Chief Financial Officer in November 1993 and was named President-- Australasia and the Middle East, in January 1999. Mr. Healy remains NFO's Chief Financial Officer. Prior to this, Mr. Healy was the President-- Corporate Products/Systems Development of NFO. He was Executive Vice President and Chief Financial Officer of The Interep Radio Store, a national radio advertising sales firm, for the previous nine years. From 1983 to 1984, Mr. Healy was Assistant Controller of Scali, McCabe, Sloves, Inc., and from 1977 to 1983, Mr. Healy served in various capacities with Arthur Andersen LLP, an independent public accounting firm, lastly as an Audit Manager. Mr. Healy is a certified public accountant. Mr. Healy has served as NFO's Chief Financial Officer since November 1993, as NFO's Secretary since March 1998, and as President-- Australasia and the Middle East since January 1999.

Dr. Kiock was named NFO's President -- European Operations in January 1999. Dr. Kiock is also the Chairman of the Board of Management of Infratest Burke Aktiengesellschaft Holding, a position which he has held since 1989, and has been a member of Infratest Burke's Board since 1970. Infratest Burke was acquired by NFO in November 1998. Dr. Kiock has over thirty years experience in market research and consultancy throughout the whole of the European Community.

Mr. Migliara became NFO's President-- North American Operations in January 1999. Prior to that, Mr. Migliara had been NFO's President-- Healthcare and Consumer Packaged Goods since September 1997. Mr. Migliara joined NFO upon the acquisition of Migliara/Kaplan Associates, Inc. in January 1996. In 1980, Mr. Migliara co-founded M/K and was President and Chief Executive Officer from 1980 through 1995. Prior to starting M/K he was employed at Becton-Dickinson, most recently as Director of Marketing. Mr. Migliara is also a director of Digene Corp.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires NFO's officers and directors, and persons who may be deemed to own beneficially more than 10% of the common stock of NFO, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish NFO with copies of all Forms 3, 4 and 5 they file.

Based solely on NFO's review of the copies of such forms it has received, NFO believes that all its officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1999, with the exception of Joseph M. Migliara being a late filer of a Form 4 in 1999.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Shown below is information concerning the annual compensation for services in all capacities to NFO for the years ended December 31, 1999, 1998, and 1997, of those persons who were, during the calendar year of 1999 (i) the chief executive officer and (ii) the other four executive officers of NFO for calendar year 1999 (collectively, the "Named Executive Officers"):

                                                                                           Long-Term
                                                                                          Compensation
                                                   Annual Compensation                       Awards
                                      -----------------------------------------------      Number Of
                                                                         Other Annual      Securities
                                                                         Compensation      Underlying       All Other
Name and Principal Position           Year          Salary        Bonus      (2)            Options      Compensation(3)
---------------------------           ----          ------        -----      ---            -------      ---------------
William E. Lipner                     1999        $390,000     $243,750       0              225,000        $365,204
   Chairman of the Board,             1998         370,000      325,000       0              225,000         378,453
   President and Chief                1997         360,000      362,008 (1)   0              125,000          15,716
   Executive Officer

Charles B. Hamlin                     1999         300,000       50,000       0                    0           8,956
   President and Chief                1998         280,000      120,000       0               75,000          12,514
   Operating Officer--                1997         249,000       80,000       0               20,000           4,790
   InsightExpress, LLC

Patrick G. Healy                      1999         300,000      150,000       0              100,000           8,150
   President-- Australasia            1998         280,000      200,000       0              125,000          11,467
   and the Middle East                1997         249,000      220,000       0               40,000          10,313
   and Chief Financial Officer

Hartmut Kiock                         1999         272,600      150,000       0              100,000               0
   President-- European Operations

Joseph M. Migliara                    1999         300,000       50,000       0              100,000         147,313
   President-- North American         1998         280,000      100,000       0               75,000             367
   Operations                         1997         221,696      100,000       0               25,000             240

---------------------
(1) Portions of Mr. Lipner's annual bonus amounts included in the table were deferred pursuant to a Deferred Compensation Agreement between Mr. Lipner and NFO in the following amounts: $62,008 in 1997.

(2) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officer's total annual salary and bonus in 1999, 1998, or 1997.

(3) Includes the following items for each Named Executive Officer:

                                                                                                 Total
                              Life Insurance        Split Dollar            Deferred             Other
              Profit Sharing     Premiums          Life Insurance         Compensation       Compensation
              --------------     --------          -----------------------------------       ------------
1999
----
Lipner          $   6,622        $   4,421         $   354,161                   0           $    365,204
Hamlin              6,622            2,334                   0                   0                  8,956
Healy               6,622            1,528                   0                   0                  8,150
Kiock                   0                0                   0                   0                      0
Migliara                0              313                   0             147,000                147,313

1998
----
Lipner              9,576            9,128             359,749                   0                378,453
Hamlin              9,576            2,938                   0                   0                 12,514
Healy               9,576            1,891                   0                   0                 11,467
Migliara                0              367                   0                   0                    367

1997
----
Lipner              8,739            6,977                   0                   0                 15,716
Hamlin              2,375            2,415                   0                   0                  4,790
Healy               8,739            1,574                   0                   0                 10,313
Migliara                0              240                   0                   0                    240

The profit sharing contributions for Messrs. Lipner, Hamlin, and Healy represent contributions made by NFO into the NFO Research, Inc. Profit Sharing Plan.

The split dollar life insurance amounts set forth for Mr. Lipner in 1999 and 1998 represent the present dollar value, determined in accordance with SEC regulations, and based on actuarial computations, as of December 31, 1999 and 1998, respectively, of the benefit to Mr. Lipner of the remainder of the premium payments made by NFO pursuant to a "split dollar" life insurance policy in respect of Mr. Lipner in 1999 and 1998.

OPTION GRANTS

NFO's executive officers and certain other employees participate in the Employees' Stock Option Plan. The table below sets forth the stock options granted to the Named Executive Officers during 1999. NFO did not grant SARs to any employees during 1999.

                        Option Grants in Last Fiscal Year

                                              Individual Grants
                               ------------------------------------------------
                                             % of Total                               Potential Realizable Value
                                 Number of     Options                                at Assumed Annual Rates of
                                Securities   Granted to   Exercise                     Stock Option Appreciation
                                Underlying    Employees    or Base                          for Option Term
                                  Options      During       Price    Expiration     -------------------------------
                                  Granted       1999       $ / Sh.      Date             5% ($)           10% ($)
                                  -------       ----       -------      ----        -------------     -------------
William E. Lipner              225,000 (1)     17.27%      $11.38      2009            $1,608,452        $4,077,860
Charles B. Hamlin                    0
Patrick G. Healy               100,000 (2)      7.67        11.81      2009               743,132         1,882,858
Hartmut Kiock                  100,000 (2)      7.67        11.81      2009               743,132         1,882,858
Joseph M. Migliara             100,000 (2)      7.67        11.81      2009               743,132         1,882,858

-----------------------
(1) These options were granted on January 4, 1999. Options with respect to one-third of the shares subject thereto became exercisable on June 30, 1999, options with respect to the second one-third of the shares will become exercisable on January 1, 2000, and options with respect to the last one-third of the shares will become exercisable on January 1, 2001.

(2) These options were granted on December 10, 1999. Options with respect to one-third of the shares subject thereto will become exercisable on June 30, 2000, options with respect to the second one-third of the shares will become exercisable on January 1, 2001, and options with respect to the last one-third of the shares will become exercisable on January 1, 2002.

FISCAL YEAR END OPTION VALUES

The table below presents information with respect to both exercisable and unexercisable options to purchase NFO's common stock held by the Named Executive Officers at December 31, 1999, and the value of such options at December 31, 1999.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                      Number of Securities             Value of Unexercised
                                                     Underlying Unexercised               In-the-Money
                                                           Options at                      Options at
                           Shares                       December 31, 1999              December 31, 1999(1)
                          Acquired      Value      ----------------------------    ---------------------------
         Name            on Exercise   Realized    Exercisable    Unexercisable    Exercisable   Unexercisable
         ----            -----------   --------    -----------    -------------    -----------   -------------
William E. Lipner             0            0           634,959        341,666      $6,428,481     $2,356,458
Charles B. Hamlin             0            0           165,833         56,667       1,483,252        503,785
Patrick G. Healy              0            0           297,084        196,666       3,531,644      1,907,812
Hartmut Kiock                 0            0             9,834        119,666         148,739      1,353,948
Joseph M. Migliara            0            0            62,844        158,333         502,442      1,569,040

-----------------
(1) Based on the closing price on the New York Stock Exchange of NFO's common stock on Friday, December 31, 1999 ($22.375).

EMPLOYMENT CONTRACTS

On March 15, 1995, NFO and Mr. Lipner entered into an employment agreement. The agreement provides for Mr. Lipner's employment as the Chairman, President and Chief Executive Officer of NFO through March 15, 1997, with an unlimited number of two-year extensions unless either party provides 13 months advance notice not to extend the period of employment. The agreement provides for a minimum annual base salary of $350,000 (currently $415,000), subject to annual discretionary increases by the Board of Directors. Mr. Lipner is also entitled to certain fringe benefits and incentive compensation as determined by the Board of Directors.

Under his employment agreement, Mr. Lipner's employment may be terminated by NFO for cause (as defined in the agreement) or without cause. If NFO terminates Mr. Lipner's employment without cause, or if Mr. Lipner resigns for good reason (as defined in the agreement) after the occurrence of a change in control (as defined in the agreement), Mr. Lipner is entitled to receive his base salary and annual bonus payments through the second anniversary of the termination. If NFO elects not to extend the term of Mr. Lipner's employment, Mr. Lipner is entitled to receive his base salary and bonus payments for one year following the end of the term. Mr. Lipner's agreement also provides that Mr. Lipner's stock options granted under the Employees' Stock Option Plan shall become immediately exercisable in the event of a change in control of NFO or in the event Mr. Lipner's employment is terminated without cause. Mr. Lipner's stock options will remain exercisable for a period of two years after termination of his employment in the event of termination by NFO without cause or resignation by Mr. Lipner for good reason following a change of control. Under the agreement, Mr. Lipner has agreed not to own, or engage in any manner in, a business competing with NFO for a period of two years following his termination for cause or resignation (other than resignation for good reason following a change in control).

In addition to the employment agreement, in November, 1999, NFO and Mr. Lipner entered into a new Change in Control and Severance Agreement which provides for certain payments to Mr. Lipner in the event of a change in control as defined in the agreement. Specifically, payments would include three times base salary and three times bonus. Also in the event of a change in control, NFO must fund a "rabbi trust" with an amount equal to the present value of all unpaid premiums for his split dollar life insurance policy to secure the payment of premiums on the policy. Mr. Lipner is also entitled to a gross up payment in the event any amounts paid to him in connection with a change in control are subject to an excise tax under Section 499 of the Internal Revenue Code. Certain other fringe benefits would be maintained through the third anniversary of termination.

On September 12, 1995, NFO entered into an employment agreement with Mr. Hamlin, on December 1, 1997, NFO entered into an employment agreement with Mr. Healy, and on March 1, 1999, NFO entered into an employment agreement with Mr. Migliara. The employment agreement for Mr. Hamlin with NFO was replaced with a new agreement between Mr. Hamlin and InsightExpress, LLC October 18, 1999 and provides for employment until October 18, 2002. The employment agreements provide employment in the case of Mr. Healy until December 1, 2000, and in the case of Mr. Migliara until March 1, 2002. The agreements provide for a minimum base salary in 1999 of $300,000 for Mr. Hamlin, Mr. Healy and Mr. Migliara, in each case subject to annual discretionary increases by the Board of Directors. The agreements also provide for certain specified fringe benefits, incentive compensation as determined by the Board of Directors, and certain stock option grants under the Employees' Stock Option Plan. Mr. Migliara's agreement provides for a retirement benefit of $150,000 to be paid annually from 2004 through 2013. Under each of the employment agreements, the executive's employment may be terminated by NFO for cause (as defined in each agreement) or without cause. If NFO terminates the executive's employment without cause, the executive is entitled to receive his base salary and benefits, in the case of Mr. Hamlin, through October 18, 2002, and in the case of Mr. Healy, through December 1, 2000, and in the case of Mr. Migliara, through March 1, 2002. If the executive resigns for good reason (as defined in each agreement) after the occurrence of a change in control (as defined in each agreement), he is entitled to receive: (i) his base salary and benefits until the later of (a) in the case of Mr. Hamlin, October 18, 2002, in the case of Mr. Healy, December 1, 2000, and in the case of Mr. Migliara, through March 1, 2002, or (b) in the cases of Messrs. Hamlin and Migliara, the first anniversary of the resignation, and in the case of Mr. Healy, the second anniversary of the resignation, and (ii) in the cases of Messrs. Hamlin and Migliara, a pro-rated portion of his bonus for the year in which the termination occurs, and in the case of Mr. Healy, an amount equal to the most recent annual bonus he received. The employment agreements also provide that the executive's stock options granted under the Employees' Stock Option Plan shall become immediately exercisable in the event that the executive's employment is terminated without cause or in the event of a change in control of NFO. The stock options will remain exercisable for a period of 12 months after termination of employment in the event of termination by NFO without cause or resignation by the executive for good reason following a change in control. Each of Messrs. Hamlin, Healy and Migliara has entered into customary non-compete and non-solicitation agreements with NFO.

On November 20, 1998 Infratest Burke was acquired by NFO and, in connection therewith, Dr. Kiock entered into a new employment agreement. The agreement provides for Dr. Kiock's employment as member and Chairman of Infratest Burke's Board of Management until November 20, 2003, and may be extended with the agreement of Dr. Kiock and Infratest Burke's Supervisory Board. Dr. Kiock was appointed to the additional position of President of NFO's European Operations by NFO's Board of Directors in January 1999.

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

In addition to the employment agreements discussed above, in November 1999, NFO entered into new Change in Control and Severance Agreements with each of Messrs. Healy, Kiock, and Migliara which provide for certain payments in the event of a change in control as defined in the agreement. Specifically, payments would include for each of Messrs. Healy, Kiock, and Migliara two and quarter times the sum of his base salary and his highest annual bonus during the preceding five fiscal years. Certain other fringe benefits would be maintained through the second anniversary of termination. Messrs. Healy and Migliara are also entitled to a gross up payment in the event any amounts paid to them in connection with a change in control are subject to an excise tax under Section 499 of the Internal Revenue Code.

PENSION PLAN AND EXECUTIVE DEFERRED BENEFIT PLAN

NFO Research, Inc. Pension Plan

NFO maintains the NFO Research, Inc. Pension Plan, which it assumed in connection with the acquisition of substantially all the assets of its predecessor in 1991. The Pension Plan is a noncontributory trusteed plan that provides for fixed benefits to employees and their survivors in the event of normal (age 65) or early (age 55 and 10 years of credited service) retirement. Participants become 20% vested in their benefits after two years of service and vest thereafter at a rate of 20% per year of service, becoming fully vested after six years of service. Early retirement benefits are subject to reduction to reflect early commencement.

                                                         Years of Credited Service
       Compensation             15                20                25               30                35
       ------------        -------------    -------------     -------------     -------------     -------------
         $160,000               $26,157          $31,405           $35,517           $38,739           $41,263
         $200,000                32,696           39,256            44,396            48,423            51,579

The pension table set forth above illustrates the estimated annual pension payable as a single life annuity upon retirement pursuant to the current Pension Plan formula for various levels of compensation and years of service, assuming retirement after attainment of age 65. The benefits set forth above are not subject to any reduction for social security or other offsets.

Compensation taken into account for the purposes of calculating benefits under the Pension Plan for 1999 is limited to $160,000, which limit is subject to adjustment in accordance with the Internal Revenue Code. Compensation for purposes of the Pension Plan includes salary and bonus as set forth in the Summary Compensation Table.

The 1999 compensation taken into account for Pension Plan purposes was $160,000 for Mr. Lipner and Mr. Healy who had 26 and 5 years, respectively, of credited service under the Pension Plan as of December 31, 1999.

NFO Worldwide, Inc. Executive Deferred Benefit Plan

NFO also maintains the Executive Deferred Benefit Plan (Supplemental Plan), which it assumed in connection with the acquisition. The Compensation Committee of NFO's Board of Directors determines which executives are eligible to participate. Currently, four of the Named Executive Officers, Messrs. Lipner, Hamlin, Healy, and Migliara participate in the Supplemental Plan. The Supplemental Plan entitles an eligible executive to a benefit that, when added to his benefit under the Pension Plan, the Profit Sharing Plan (to the extent attributable to NFO contributions) and social security, equals 40% of his highest five-year average annual compensation (prorated if the executive has fewer than 15 years of service). Vesting under the Supplemental Plan is the same as under the Pension Plan but is accelerated if a participant is terminated within two years after a change of control of NFO. Benefits payable under the Supplemental Plan are reduced if payment commences before age 60.

Compensation taken into account under the Supplemental Plan includes base salary and bonus as described in the Summary Compensation Table. The 1999 compensation taken into account for purposes of the Supplemental Plan was $715,000 for Lipner, $420,000 for Mr. Hamlin and $500,000 for Mr. Healy.

The Supplemental Plan only recognizes service after December 31, 1991, for benefit accrual purposes. Mr. Lipner had 8 years, Mr. Healy had 5 years and Mr. Hamlin had 3 years of service under the Supplemental Plan as of December 31, 1999, for benefit accrual purposes.

Life Insurance Arrangements

NFO provides life insurance coverage to each of its executive officers. In 1999, Mr. Lipner was provided with $2,206,175 of term life insurance coverage. NFO also provided Mr. Lipner with a "split dollar" life insurance policy beginning in 1998. The present dollar value of the remainder of the "split dollar" life insurance policy premium payments was $354,161 and $359,749 at December 31, 1999 and 1998, respectively. Mr. Healy was provided with $400,000 in term life insurance coverage.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The three-member Compensation Committee of the Board of Directors makes compensation decisions regarding compensation of NFO's executives. Each member of the Compensation Committee is a non-employee Director. The Board of Directors reviews all decisions by the Compensation Committee relating to such compensation except for decisions about awards under the Employees' Stock Option Plan, which have been made solely by the Compensation Committee. This is a report of the Compensation Committee addressing NFO's policies governing the compensation of the executive officers of NFO for 1999.

Compensation Policies and Components of Compensation

Generally, the Compensation Committee's executive compensation policies are designed to base pay on NFO's annual and long-term performance goals by rewarding above-average corporate performance and recognizing individual initiative and achievements; furthermore, these policies assist NFO in attracting and retaining qualified executives. The Compensation Committee believes that stock ownership by management is beneficial in aligning management's and shareholders' interests in increasing the value of the common stock; therefore, the Compensation Committee includes a stock-based element in NFO's compensation packages for its executive officers, although the Compensation Committee does not have target ownership levels for equity holdings by executives.

The three primary components of executive compensation are base salary, annual bonus and stock options. The Compensation Committee believes that the cumulative effect of these three elements is to provide NFO's executive officers with levels of total compensation consistent with the Compensation Committee's executive compensation policies set forth above.

The Compensation Committee attempts to keep NFO's executive base salary increases as low as possible, thus limiting NFO's exposure if performance targets are not met. Executive salary levels are subjectively determined by the Compensation Committee based on the experience of each of its members and are intended to be consistent with competitive practices and levels of responsibility (with salary increases reflecting competitive and economic trends, the overall financial performance of NFO and the performance of the individual executive).

The Compensation Committee subjectively determines annual bonus amounts paid to each of NFO's executives in respect of each fiscal year. Generally, bonuses are set within a specified percentage range of base salary and do not exceed 100% of the base salary. For the executive officers named in the Summary Compensation Table, bonuses averaged approximately 50% of 1999 total salary. Factors taken into account in awarding annual bonuses are described below under "Relationship of Corporate Performance to Executive Compensation."

Before March 1996, stock options were periodically granted to NFO's executives under the Employees' Stock Option Plan based upon the subjective determination of the Compensation Committee. Effective March 1996, all authority to administer the Employees' Stock Option Plan has been vested in the Stock Option Committee, a subcommittee of the Compensation Committee. No specific formulas or executive stock ownership targets are employed in determining stock option grants. The number of options previously awarded to and held by executive officers is considered in determining the size of each option grant. Factors taken into account in awarding stock options are described below under "Relationship of Corporate Performance to Executive Compensation."

An additional factor the Compensation Committee focuses on in its consideration of compensation matters is the tax implications of various payments and benefits to NFO and to the individual executive officers. Certain types of compensation payments and their deductibility depend upon the timing of vesting or exercise of awards granted. In addition, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. The Compensation Committee will not in all circumstances limit executive compensation to that deductible under section 162(m) of the Internal Revenue Code. The Compensation Committee will consider the various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives and to the extent reasonably practicable.

Relationship of Corporate Performance to Executive Compensation

The factors that the Compensation Committee considered in awarding annual bonuses and options under the Employees' Stock Option Plan were based on the performance of both NFO and the individual executive. With respect to NFO, the Compensation Committee considered targeted versus actual annual operating performance, after-tax earnings-per-share and operating income over the last fiscal year, taking into account non-recurring items such as the special charges recorded by NFO in 1999. With respect to the individual executive, the Compensation Committee considered the individual's ability to undertake special projects, to facilitate strategic acquisitions and alliances, to execute NFO's strategic business plan and to develop new custom research methods and concepts. While the Compensation Committee considered all of the foregoing factors, the Compensation Committee subjectively made its determinations and recommendations based on the experience of each of its members.

Targeted versus actual operating performance was a major factor considered in determining the extent to which annual bonuses were paid and awards made under the Employees' Stock Option Plan to NFO's executive officers. The performance of individual executives was reviewed either as to NFO as a whole, or, for those executive officers in charge of an operating unit, as to such officer's particular operating unit. Performance targets were based on business plans developed by NFO's management and approved by the Board of Directors at the start of 1999. In developing the business plans, consideration was given to integrating the business of any recently acquired subsidiaries, divisions or businesses and expanding NFO's mix of services and clients.

The Compensation Committee also took into account the executives' performance in special projects undertaken during the past fiscal year, contribution to strategic acquisitions and alliances (e.g., joint ventures) and development of new custom research methods and concepts. The Compensation Committee also considered after-tax earnings per share, operating income, and the common stock price performance over the last fiscal year. Also, the executives' satisfaction of certain subjective performance criteria (including initiative, contribution to overall corporate performance and managerial ability) was evaluated after informal discussions with other members of the Board of Directors and, for all of the executives other than Mr. Lipner, after discussions with Mr. Lipner.

Compensation of Chief Executive Officer for 1999

In addition to the factors mentioned above, the Compensation Committee's general approach in setting Mr. Lipner's annual compensation took into consideration NFO's performance and earnings and sought to reward Mr. Lipner's strategic management abilities in NFO's expansion efforts. The Compensation Committee also considered Mr. Lipner's role in the development and implementation of strategic business plans for building NFO, identifying niche markets, and developing new proprietary custom research methods and concepts.

The annual bonus paid to Mr. Lipner for 1999 was based on the Compensation Committee's subjective evaluation of Mr. Lipner's performance in that year. Specifically, the Compensation Committee considered Mr. Lipner's roles in pursuing and completing selected acquisitions and joint ventures, further developing and improving NFO's management team, developing relationships with stockholders and analysts, developing and executing NFO's strategic business plan, encouraging the development of new research technologies, and NFO's overall performance. In assessing NFO's overall performance to determine Mr. Lipner's annual salary and bonus, the Compensation Committee considered all of the factors above but did not use any formula with respect to the factors.

The grant of options to Mr. Lipner in 1999 under the Employees' Stock Option Plan was based upon the Compensation Committee's compensation policy of promoting management retention while further aligning management's and stockholders' interests in increasing the value of NFO's common stock.

      Walter A. Forbes
      Steven J. Gilbert
      Edmund A. Hajim

PERFORMANCE GRAPH

The following graph sets forth NFO's total stockholder return as compared to the Russell 2000 Index the NASDAQ Market Index, and as compared to a Peer Group selected in good faith by NFO, for the period from April 7, 1993, when NFO's common stock was first registered under the Exchange Act, through December 31, 1999, the last day of NFO's last completed fiscal year. The Peer Group includes NFO and four other companies in the market research industry: Total Research Corporation, Opinion Research Corporation, National Research, Corp. and Taylor Nelson Sofres, a U.K. company whose symbol on the London Stock Exchange is TNN. These companies are consistent with those in Peer Group B in NFO's 1999 Proxy Statement, with the exception that Peer Group B also included Market Facts, Inc., M/A/R/C Inc., Audits & Surveys Worldwide, Inc., and Intelliquest, Inc., each of which no longer exists as a separate entity following acquisitions in 1999 by other companies. Therefore, they are not included in the Peer Group presented below. The returns of each component company in the Peer Group has been weighted based on such company's relative market capitalization.

                                [GRAPHIC OMITTED]

The graph above assumes $100 invested at the beginning of the period in NFO's common stock, the Russell 2000 Index, the NASDAQ Market Index and the Peer Group, and was plotted using the following data:

                              4/07/93       6/30/93      9/30/93      12/31/93     3/31/94      6/30/94     9/30/94
                              -------       -------      -------      --------     -------      -------     -------
NFO Worldwide, Inc.           100.00        103.28       127.87       123.77       157.38       147.47      169.59
Peer Group                    100.00        100.10       109.80       114.33       119.56       128.53      154.76
NASDAQ Market Index           100.00        101.58       109.00       109.26       110.21       109.09      115.00
Russell 2000 Index            100.00        105.07       114.26       117.26       114.14       109.70      117.31

                              12/30/94      3/31/95      6/30/95      9/30/95      12/31/95     3/31/96     6/30/96
                              --------      -------      -------      -------      --------     -------     -------
NFO Worldwide, Inc.           142.55        191.71       199.08       231.03       260.53       372.17      348.22
Peer Group                    151.23        173.30       179.65       195.77       185.34       204.00      244.74
NASDAQ Market Index           112.55        115.66       127.24       140.34       139.57       146.17      157.36
Russell 2000 Index            115.13        120.44       131.72       144.73       147.87       155.56      163.35

                              9/30/96       12/31/96     3/31/97      6/30/97      9/30/97      12/31/97    3/31/98
                              -------       --------     -------      -------      -------      --------    -------
NFO Worldwide, Inc.           316.90        324.27       256.10       364.80       405.33       462.68      464.06
Peer Group                    204.86        223.10       199.62       258.58       334.22       229.54      258.98
NASDAQ Market Index           162.14        169.85       161.24       190.81       222.69       208.89      242.83
Russell 2000 Index            163.90        172.43       163.51       190.01       218.25       210.94      232.16

                              6/30/98       9/30/98      12/31/98     3/31/99      6/30/99      9/30/99     12/31/99
                              -------       -------      --------     -------      -------      -------     --------
NFO Worldwide, Inc.           393.63        219.61       254.14       213.96       299.55       272.80      478.74
Peer Group                    284.42        227.03       214.92       147.23       160.84       189.32      285.81
NASDAQ Market Index           251.24        226.16       293.35       343.51       373.78       379.87      561.03
Russell 2000 Index            221.35        176.75       205.03       187.93       216.43       202.06      238.46

* Total return calculations were provided by Media General Financial Services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of NFO is composed of Walter A. Forbes, Steven J. Gilbert and Edmund A. Hajim. Mr. Gilbert served as NFO's Chairman of the Board in 1992 and served as Secretary from 1993 to March 1998. Mr. Gilbert has never been an employee of NFO, and Messrs. Forbes and Hajim have never been officers or employees of NFO.

COMPENSATION OF DIRECTORS

NFO does not pay any additional remuneration to officers of NFO for serving as directors. Directors who are not employees of NFO are paid an annual fee of $24,000, and a fee of $1,000 for each committee meeting of the Board of Directors they attend. Additionally, non-employee directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board of Directors and committees. Mr. Sculley's annual director fee is included in his fee under his consulting agreement with NFO described below. See "Certain Relationships and Related Transactions."

Non-employee directors also receive annual stock options under the NFO Worldwide, Inc. Directors' Stock Option Plan (the "Directors' Stock Option Plan"). Under the Directors' Stock Option Plan, each new non-employee director receives an option for 22,500 shares upon his initial election to the Board of Directors, and, through 1998, each non-employee director received an option for an additional 15,000 shares upon each re-election to the Board of Directors. In 1999, each Director received an option for 45,000 shares. The exercise price of each option granted under the Directors' Stock Option Plan is equal to the market price of the common stock on the date of grant. Each option is exercisable, either in whole or in part, at any time after the six-month anniversary of the date the option was granted and each option will expire on the fifth anniversary date of the date on which the option is granted. The Directors' Stock Option Plan is designed to be self-governing in order to comply with certain requirements of Rule 16b-3 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, both direct and indirect, reported to NFO as of February 15, 2000, of common stock of NFO, including shares as to which a right to acquire ownership exists (for example, through the exercise of certain stock options). The information is presented for beneficial owners of more than 5% of NFO's common stock, for each director and for each Named Executive Officer and for the group comprised of all directors and Named Executive Officers. NFO knows of no persons other than those identified herein who owned beneficially more than 5% of the outstanding shares of common stock as of February 15, 2000.

         Security Ownership of Certain Beneficial Owners and Management

                                                                     Number of
                                                                     Shares of
                                                                   Common Stock            Percentage of
Name and Address of Beneficial Owner (1)                        Beneficially Owned         Common Stock
----------------------------------------                        ------------------         ------------
T. Rowe Price Associates, Inc. (2)                                     2,535,200              10.78%
100 E. Pratt Street
Baltimore, MD 21202

The Chase Manhattan Corporation (3)                                    1,745,535               7.42%
270 Park Avenue
New York, NY 10017

Lord, Abbett & Co. (4)                                                 1,658,495               7.03%
90 Hudson Street
Jersey City, NJ 07302

Walter A. Forbes (5)                                                     158,262                 *
FGII, 20 Dayton Avenue
Greenwich, CT 06830

Steven J. Gilbert (6)                                                    135,666                 *
590 Madison Avenue, 40th Floor
New York, NY 10022

Edmund A. Hajim (7)                                                      199,250                 *
230 Park Avenue
New York, NY 10167

Charles B. Hamlin (8)                                                    197,500                 *
2 Pickwick Plaza
Greenwich, CT 06830

Patrick G. Healy (9)                                                     352,758               1.5%
2 Pickwick Plaza
Greenwich, CT 06830

Hartmut Kiock (10)                                                        19,667                 *
2 Pickwick Plaza
Greenwich, CT 06830

William E. Lipner (11)                                                 1,328,747               5.7%
2 Pickwick Plaza
Greenwich, CT 06830

Joseph M. Migliara (12)                                                  667,507               2.8%
4 Park Center Court
Owings Mills, MD 21117

John Sculley (13)                                                        172,500                 *
90 Park Avenue, 32nd Floor
New York, NY 10017

All executive officers and directors as a group (9 persons)(14)        3,231,857              13.8%

----------------------
*   Represents less than 1% of the outstanding shares of the common stock.

(1) Except as indicated in the notes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) (2) These securities are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc. (which owns 2,000,000 shares, representing 8.5% of the shares outstanding), for which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. Accordingly, for purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates may be deemed to be a beneficial owner of these securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3) According to a statement on Schedule 13G dated February 20, 2000, filed with the Securities and Exchange Commission by The Chase Manhattan Corporation, which holds the shares on behalf of certain subsidiaries engaged in investment management activities.

(4) According to a statement on Schedule 13G dated January 27, 2000, filed with the Securities and Exchange Commission by Lord, Abbett & Co., Lord, Abbett & Co. is an investment advisor that owns the shares on behalf of its clients.

(5) Includes 6,750 shares held by his spouse in custodial accounts for his children, for which Mr. Forbes may be deemed to share voting and investment power and thus may be deemed to own beneficially. Also includes 93,750 shares issuable upon the exercise of options granted to Mr. Forbes pursuant to the Directors' Stock Option Plan.

(6) Includes 93,750 shares issuable upon exercise of options granted to Mr. Gilbert pursuant to the Directors' Stock Option Plan.

(7) Includes 93,750 shares issuable upon exercise of options granted to Mr. Hajim pursuant to the Directors' Stock Option Plan. Also includes 8,500 shares owned by his wife, Barbara Hajim, and 10,000 shares owned by The Hajim Family Foundation, of which Mr. Hajim is trustee, as to which he may be deemed to have beneficial ownership.

(8) Includes 197,500 shares issuable upon exercise of options granted to Mr. Hamlin pursuant to the Employees' Stock Option Plan which have already vested.

(9) Includes 352,083 shares issuable upon exercise of options granted to Mr. Healy pursuant to the Employees' Stock Option Plan which have already vested.

(10) Includes 19,667 shares issuable upon exercise of options granted to Mr. Kiock pursuant to the Employees' Stock Option Plan which have already vested.

(11) Includes 826,625 shares issuable upon exercise of options granted to Mr. Lipner pursuant to the Employees' Stock Option Plan which have already vested. Also includes 236,548 shares indirectly owned by him, 151,500 of which are owned directly by his wife, Deborah Lipner; and 85,048 of which are held in custodial accounts and trusts for their sons Justin Drew Lipner and Wesley Edwin Lipner. A trust holds 5,063 shares of NFO common stock for the benefit of Deborah Lipner; however, since the trustee of the trust has sole voting and investment power with respect to the shares, Mr. Lipner does not beneficially own such shares.

(12) Includes 96,177 shares issuable upon the exercise of options granted to Mr. Migliara pursuant to the Employees' Stock Option Plan which have already vested.

(13) Includes 93,250 shares issuable upon the exercise of options granted to Mr. Sculley pursuant to the Directors' Stock Option Plan.

(14) Includes 375,000 shares issuable upon exercise of options granted pursuant to the Directors' Stock Option Plan and 1,492,052 shares issuable upon exercise of options granted pursuant to the Employees' Stock Option Plan which have already vested.

Item 13. Certain Relationships and Related Transactions

On October 25, 1994, John Sculley joined NFO's Board of Directors and entered into a consulting agreement with NFO. The agreement provides that Mr. Sculley will serve as a consultant, particularly in the areas of technology, idea development for new services and ventures, and international expansion. Under the agreement, as consideration for his services to NFO as consultant and as director, Mr. Sculley will receive an annual fee of $50,000 so long as he is a director of NFO, plus out-of-pocket expenses. In addition, pursuant to the agreement, NFO granted Mr. Sculley an option to purchase 56,250 shares of NFO's common stock, with an exercise price of $7.44 per share, the exercise price being equal to the market price on the date of grant. Pursuant to the agreement, NFO filed a registration statement with the Securities and Exchange Commission to register the issuance by NFO of the shares subject to the option. Moreover, as a director of NFO, Mr. Sculley received options to purchase 22,500 shares of NFO's common stock pursuant to the NFO Worldwide, Inc. Directors' Stock Option Plan, which is described above. Mr. Sculley exercised these 78,750 shares in 1999.

Messrs. Lipner and Sculley are each minority shareholders of Talk City and, in addition, Mr. Sculley is a director of Talk City and Chairman of LivePicture. On February 10, 1997, NFO and Talk City announced an agreement to jointly provide online market research services that combine Talk City's community/chat services with NFO's panel-based market research services. Also on February 10, 1997, NFO and LivePicture announced a strategic alliance to combine LivePicture's RealSpace and FlashPix technologies, which provide three-dimensional, photographic quality images with NFO's Internet-based market research offerings.

Mr. Migliara is a partial owner of two of the buildings in which a subsidiary of NFO leases office space.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)-(2)   Financial Statements and Financial Statement Schedules:


FINANCIAL STATEMENT SCHEDULES

                                   SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

          Column A                     Column B            Column C           Column D        Column E
                                       Balance at          Additions
                                       Beginning       Charged to Costs                      Balance at
         Description                   of Period         and Expenses        Deductions     End of Period
         -----------                   ---------         ------------        ----------     -------------
Allowance for doubtful accounts:

January 1 -
December 31, 1999                     $     967           $    2,638         $     941       $  2,664

January 1 -
December 31, 1998                     $     471           $    2,287 (a)     $   1,791       $    967

January 1 -
December 31, 1997                     $     447           $      151         $     127       $    471

(a) Includes $228 of acquired beginning balance due to 1998 acquisitions.

The financial statements are included herein as Item 8. Financial Statement Schedules, other than that included above, are omitted because of the absence of the condition under which they are required or because the required information is included in the Financial Statements and related notes thereto.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended December 31, 1999:

NFO filed a current report on Form 8-K with the Commission on December 23, 1999, which described an Amendment to Rights Agreement amending the Shareholder Rights Agreement dated October 5, 1998.

NFO filed a current report on Form 8-K with the Commission on December 20, 1999, which announced an Agreement and Plan of Merger between NFO and The Interpublic Group of Companies.

NFO filed a current report on Form 8-K with the Commission on October 19, 1999, which announced NFO's launch of InsightExpress, LLC, a new internet company.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
2.1          Agreement and Plan of Merger by and among The                        Report on Form 8-K              2.1
             Interpublic Group of Companies, Inc. and NFO                         dated December 20,
             Worldwide, Inc., dated as of December 20, 1999.                      1999.

3.1          Restated Certificate of Incorporation.                               Report on Form 10-K             3.1
                                                                                  for the year ended
                                                                                  December 31, 1997.

3.2          Amended and Restated By-laws.                                        33-73516                        4.2
                                                                                  (Form S-8)

4            Specimen Common Stock certificate.                                   33-58748                        4.1
                                                                                  (Form S-1)

4.1          Stock Option Agreement dated as of December 20,                      Report on Form 8-K              4.1
             1999, between The Interpublic Group of Companies,                    dated December 20,
             Inc. and NFO Worldwide, Inc.                                         1999.

10.1         Assignment and Assumption Agreement,                                 33-58748                       10.3
             dated as of September 27, 1991, between                              (Form S-1)
             the Predecessor and the Company.

10.2         Registration Agreement, dated September 27,                          33-58748                       10.10
             1991, among the Company and its                                      (Form S-1)
             stockholders parties thereto.

10.3         Stockholders Agreement, dated as of                                  33-58748                       10.11
             September 27, 1991, among the Company                                (Form S-1)
             and its stockholders.

10.4         Amendment to Stockholders Agreement,                                 33-58748                       10.12
             dated as of April 6, 1993, among the                                 (Form S-1)
             Company and its stockholders.

10.5+        Employment Agreement, dated March 15,                                Report on Form 10-K            10.14
             1995, between the Company and                                        for the year ended
             William E. Lipner.                                                   December 31, 1994.

10.6+        Employment Agreement, dated as of                                    Report on Form 10-K            10.10
             December 1, 1997, between the Company                                for the year ended
             and Patrick G. Healy.                                                December 31, 1997.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.7+        Agreement, dated October 25, 1994,                                   Report on Form 10-Q            10.1
             between the Company and John Sculley.                                for the quarter ended
                                                                                  September 30, 1995.

10.8         Credit Agreement, dated as of March 9,                               Report on Form 8-K             2
             1998, among the Company, the Banks                                   dated March 24, 1998.
             signatory thereto and Fleet Bank,
             National Association, as Agent.

10.9+        NFO Research, Inc. Stock Option Plan, as amended.                    333-38497                      99
                                                                                  (Form S-3)

10.10+       NFO Research, Inc. Directors' Stock Option                           Report on Form 10-K            10.26
             Plan and Form of Directors' Stock Option                             for the year ended
             Agreement.                                                           December 31, 1994.

10.11+       NFO Research, Inc. Profit Sharing Plan, and                          33-83002                       4.4
             amendments thereto.                                                  (Form S-8)

10.12+       NFO Research, Inc. Pension Plan, and                                 33-58748                       10.26
             amendments thereto.                                                  (Form S-1)

10.13+       NFO Worldwide, Inc. Executive Deferred                               33-58748                       10.27
             Benefit Plan.                                                        (Form S-1)

10.14+       Deferred Compensation and Life Insurance                             Report on Form 10-K            10.29
             Benefit Agreement, dated as of May 3, 1980,                          for the year ended
             between the Company and William E. Lipner.                           December 31, 1993.

10.15        Office Lease for Migliara/Kaplan Associates,                         Report on Form 10-K            10.27
             Inc. headquartered at 9 Park Center Court,                           for the year ended
             Owings Mills, Maryland dated January 1, 1998,                        December 31, 1997.
             between Migliara/Kaplan Associates, Inc. and
             Nine Park Center Court, LLC.

10.16        Agreement and Plan of Merger, dated as of                            Report on Form 8-K             1
             January 1, 1994, by and among PSI Partners                           dated January 10, 1994.
             Acquisition Corporation, Payment Systems,
             Inc., the Company and the stockholders of
             PSI Partners Acquisition Corporation.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.17        Asset Purchase Agreement, dated as                                   Report on Form 10-Q            10.2
             of November 7, 1994, among Advanced                                  for the quarter ended
             Marketing Solutions, Inc., as Seller,                                September 30, 1994.
             Advanced Marketing Solutions Corp., as
             Buyer, and the Company.

10.18        Agreement and Plan of Merger, dated as of                            Report on Form 8-K             1
             November 7, 1995, by and among the                                   dated January 3, 1996.
             Company, Migliara-Kaplan & Associates,
             Inc., and the Migliara/Kaplan Associates Inc.
             and the stockholders of Migliara-Kaplan &
             Associates, Inc.

10.19        Asset Purchase Agreement, dated as of                                Report on Form 8-K             2
             November 7, 1995, by and among the dated January 3, 1996.
             Company, Chesapeake Surveys, Inc., a Maryland
             corporation, and Chesapeake Surveys, Inc.,
             a Delaware corporation.

10.20        Agreement and Plan of Merger, dated as of                            Report on Form 10-K            10.30
             December 8, 1995, by and among Plog                                  for the year ended
             Research, Inc., a California corporation                             December 31, 1995.
             ("PRI-California"), Plog Research, Inc., a
             Delaware corporation, the Company, Stanley
             C. Plog and the stockholders of PRI-California.

10.21        Agreement and Plan of Merger, dated as                               Report on Form 8-K             1
             of March 20, 1997, by and among                                      dated October 22, 1997.
             Prognostics Corp., a Delaware Corporation,
             Prognostics, a California corporation ("Prognostics"), the Company and the shareholders of Prognostics.

10.22        Share Purchase Agreement among the                                   Report on Form 8-K             1
             Company, NFO U.K., Inc. and the Shareholders                         dated July 11, 1997.
             of The MBL Group Plc.

10.23        Form of Minority Shareholder Share Purchase                          Report on Form 8-K             2
             Agreement for Acquisition of stock of Minority                       dated July 11, 1997.
             Shareholders in a subsidiary of The MBL Group Plc.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.24        Stock Purchase Agreement, dated as of November 10,                   Report on Form 8-K             10.1
             1998, by and among NFO Europe (Deutschland)                          dated November 20,
             GmbH & Co. KG, NFO Worldwide, Inc. (the "Company")                   1998.
             and all of the Stockholders (the "Sellers") of Infratest
             Burke Aktiengesellschaft Holding ("Infratest Burke").

10.25        Letter Agreement, dated November 17, 1998, among                     Report on Form 8-K             10.2
             the Company, Infratest Burke and the Sellers.                        dated November 20, 1998.

10.26        Note Purchase Agreement, dated as of November 20,                    Report on Form 8-K             10.3
             1998, between the Company and each of the purchasers                 dated November 20, 1998.
             signatory thereto relating to the Company's Adjustable
             Rate Series A Senior Notes due 2005 and the Company's Adjustable
             Rate Series B Senior Notes due 2008.

10.27        Note Purchase Agreement, dated as of November 20,                    Report on Form 8-K             10.4
             1998, between the Company and each of the purchasers                 dated November 20, 1998.
             signatory thereto relating to the Company's 9.84%
             Senior Subordinated Notes due 2008.

10.28        Amendment, dated as of November 20, 1998, to the                     Report on Form 8-K             10.5
             separate Note Purchase Agreements dated as of March 9,               dated November 20, 1998.
             1998, between the Company and each of the institutions
             signatory thereto.

10.29        Amendment No. 1, dated as of November 20, 1998, to                   Report on Form 8-K             10.6
             the Credit Agreement dated as of March 9, 1998, by                   dated November 20, 1998.
             and among the Company, Fleet National Bank and The
             Chase Manhattan Bank, as co-agents, and the banks
             signatory thereto.

10.30        Note Purchase Agreement, dated as of March 26, 1999,                 Report on Form 10-K            10.43
             between the Company and each of the purchasers                       for the year ended
             signatory thereto relating to the Company's $7 million               December 31, 1998.
             7.52% Senior Notes due November 15, 2005.

10.31        Note Purchase Agreement, dated as of March 26, 1999,                 Report on Form 10-K            10.44
             between the Company and each of the purchasers                       for the year ended
             signatory thereto relating to the Company's $8 million               December 31, 1998.
             9.84% Senior Subordinated Notes due November 15, 2008.

10.32+       Amendment No. 1, dated as of November 9, 1999,                       Report on Form 10-Q            10.1
             to the Employment Agreement, dated as of March 15,                   for quarter ended
             1995, between the Company and William E. Lipner.                     September 30, 1998.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.33+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.2
             as of November 9, 1999, between the Company and                      for the quarter ended
             William E. Lipner.                                                   September 30, 1998.

10.34+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.3
             as of November 9, 1999, between the Company and                      for the quarter ended
             Patrick G. Healy.                                                    September 30, 1998.

10.35+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.4
             as of November 9, 1999, between the Company and                      for the quarter ended
             Joseph M. Migliara.                                                  September 30, 1998.

10.36+* Employment Agreement, dated as of March 1, 1999, between the Company and Joseph M. Migliara.

10.37+*      Change in Control Severance Agreement, dated as of
             December 10, 1999, between the Company and Dr.
             Hartmut Kiock.

21*          Subsidiaries of the Company.

23.1*        Consent of Arthur Andersen LLP.

23.2*        Consent of Soteriou Banerji.

27*          Financial Data Schedule.

*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2000.


                                        NFO WORLDWIDE, INC.


                                        By: /s/ William E. Lipner
                                            ---------------------
                                            Chairman of the Board, President
                                            and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.


/s/ William E. Lipner     Chairman of the Board, President,
---------------------     Chief Executive Officer and Director
William E. Lipner

/s/ Steven J. Gilbert     Director
---------------------
Steven J. Gilbert

/s/ Patrick G. Healy      President - Australasia and the Middle East,
---------------------     Chief Financial Officer and Secretary
Patrick G. Healy          (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ Walter A. Forbes      Director
---------------------
Walter A. Forbes

/s/ Edmund A. Hajim       Director
---------------------
Edmund A. Hajim

/s/ John Sculley          Director
---------------------
John Sculley


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
2.1          Agreement and Plan of Merger by and among The                        Report on Form 8-K              2.1
             Interpublic Group of Companies, Inc. and NFO                         dated December 20,
             Worldwide, Inc., dated as of December 20, 1999.                      1999.

3.1          Restated Certificate of Incorporation.                               Report on Form 10-K             3.1
                                                                                  for the year ended
                                                                                  December 31, 1997.

3.2          Amended and Restated By-laws.                                        33-73516                        4.2
                                                                                  (Form S-8)

4            Specimen Common Stock certificate.                                   33-58748                        4.1
                                                                                  (Form S-1)

4.1          Stock Option Agreement dated as of December 20,                      Report on Form 8-K              4.1
             1999, between The Interpublic Group of Companies,                    dated December 20,
             Inc. and NFO Worldwide, Inc.                                         1999.

10.1         Assignment and Assumption Agreement,                                 33-58748                       10.3
             dated as of September 27, 1991, between                              (Form S-1)
             the Predecessor and the Company.

10.2         Registration Agreement, dated September 27,                          33-58748                       10.10
             1991, among the Company and its                                      (Form S-1)
             stockholders parties thereto.

10.3         Stockholders Agreement, dated as of                                  33-58748                       10.11
             September 27, 1991, among the Company                                (Form S-1)
             and its stockholders.

10.4         Amendment to Stockholders Agreement,                                 33-58748                       10.12
             dated as of April 6, 1993, among the                                 (Form S-1)
             Company and its stockholders.

10.5+        Employment Agreement, dated March 15,                                Report on Form 10-K            10.14
             1995, between the Company and                                        for the year ended
             William E. Lipner.                                                   December 31, 1994.

10.6+        Employment Agreement, dated as of                                    Report on Form 10-K            10.10
             December 1, 1997, between the Company                                for the year ended
             and Patrick G. Healy.                                                December 31, 1997.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.7+        Agreement, dated October 25, 1994,                                   Report on Form 10-Q            10.1
             between the Company and John Sculley.                                for the quarter ended
                                                                                  September 30, 1995.

10.8         Credit Agreement, dated as of March 9,                               Report on Form 8-K             2
             1998, among the Company, the Banks                                   dated March 24, 1998.
             signatory thereto and Fleet Bank,
             National Association, as Agent.

10.9+        NFO Research, Inc. Stock Option Plan, as amended.                    333-38497                      99
                                                                                  (Form S-3)

10.10+       NFO Research, Inc. Directors' Stock Option                           Report on Form 10-K            10.26
             Plan and Form of Directors' Stock Option                             for the year ended
             Agreement.                                                           December 31, 1994.

10.11+       NFO Research, Inc. Profit Sharing Plan, and                          33-83002                       4.4
             amendments thereto.                                                  (Form S-8)

10.12+       NFO Research, Inc. Pension Plan, and                                 33-58748                       10.26
             amendments thereto.                                                  (Form S-1)

10.13+       NFO Worldwide, Inc. Executive Deferred                               33-58748                       10.27
             Benefit Plan.                                                        (Form S-1)

10.14+       Deferred Compensation and Life Insurance                             Report on Form 10-K            10.29
             Benefit Agreement, dated as of May 3, 1980,                          for the year ended
             between the Company and William E. Lipner.                           December 31, 1993.

10.15        Office Lease for Migliara/Kaplan Associates,                         Report on Form 10-K            10.27
             Inc. headquartered at 9 Park Center Court,                           for the year ended
             Owings Mills, Maryland dated January 1, 1998,                        December 31, 1997.
             between Migliara/Kaplan Associates, Inc. and
             Nine Park Center Court, LLC.

10.16        Agreement and Plan of Merger, dated as of                            Report on Form 8-K             1
             January 1, 1994, by and among PSI Partners                           dated January 10, 1994.
             Acquisition Corporation, Payment Systems,
             Inc., the Company and the stockholders of
             PSI Partners Acquisition Corporation.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.17        Asset Purchase Agreement, dated as                                   Report on Form 10-Q            10.2
             of November 7, 1994, among Advanced                                  for the quarter ended
             Marketing Solutions, Inc., as Seller,                                September 30, 1994.
             Advanced Marketing Solutions Corp., as
             Buyer, and the Company.

10.18        Agreement and Plan of Merger, dated as of                            Report on Form 8-K             1
             November 7, 1995, by and among the                                   dated January 3, 1996.
             Company, Migliara-Kaplan & Associates,
             Inc., and the Migliara/Kaplan Associates Inc.
             and the stockholders of Migliara-Kaplan &
             Associates, Inc.

10.19        Asset Purchase Agreement, dated as of                                Report on Form 8-K             2
             November 7, 1995, by and among the dated January 3, 1996.
             Company, Chesapeake Surveys, Inc., a Maryland
             corporation, and Chesapeake Surveys, Inc.,
             a Delaware corporation.

10.20        Agreement and Plan of Merger, dated as of                            Report on Form 10-K            10.30
             December 8, 1995, by and among Plog                                  for the year ended
             Research, Inc., a California corporation                             December 31, 1995.
             ("PRI-California"), Plog Research, Inc., a
             Delaware corporation, the Company, Stanley
             C. Plog and the stockholders of PRI-California.

10.21        Agreement and Plan of Merger, dated as                               Report on Form 8-K             1
             of March 20, 1997, by and among                                      dated October 22, 1997.
             Prognostics Corp., a Delaware Corporation,
             Prognostics, a California corporation ("Prognostics"), the Company and the shareholders of Prognostics.

10.22        Share Purchase Agreement among the                                   Report on Form 8-K             1
             Company, NFO U.K., Inc. and the Shareholders                         dated July 11, 1997.
             of The MBL Group Plc.

10.23        Form of Minority Shareholder Share Purchase                          Report on Form 8-K             2
             Agreement for Acquisition of stock of Minority                       dated July 11, 1997.
             Shareholders in a subsidiary of The MBL Group Plc.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.24        Stock Purchase Agreement, dated as of November 10,                   Report on Form 8-K             10.1
             1998, by and among NFO Europe (Deutschland)                          dated November 20,
             GmbH & Co. KG, NFO Worldwide, Inc. (the "Company")                   1998.
             and all of the Stockholders (the "Sellers") of Infratest
             Burke Aktiengesellschaft Holding ("Infratest Burke").

10.25        Letter Agreement, dated November 17, 1998, among                     Report on Form 8-K             10.2
             the Company, Infratest Burke and the Sellers.                        dated November 20, 1998.

10.26        Note Purchase Agreement, dated as of November 20,                    Report on Form 8-K             10.3
             1998, between the Company and each of the purchasers                 dated November 20, 1998.
             signatory thereto relating to the Company's Adjustable
             Rate Series A Senior Notes due 2005 and the Company's Adjustable
             Rate Series B Senior Notes due 2008.

10.27        Note Purchase Agreement, dated as of November 20,                    Report on Form 8-K             10.4
             1998, between the Company and each of the purchasers                 dated November 20, 1998.
             signatory thereto relating to the Company's 9.84%
             Senior Subordinated Notes due 2008.

10.28        Amendment, dated as of November 20, 1998, to the                     Report on Form 8-K             10.5
             separate Note Purchase Agreements dated as of March 9,               dated November 20, 1998.
             1998, between the Company and each of the institutions
             signatory thereto.

10.29        Amendment No. 1, dated as of November 20, 1998, to                   Report on Form 8-K             10.6
             the Credit Agreement dated as of March 9, 1998, by                   dated November 20, 1998.
             and among the Company, Fleet National Bank and The
             Chase Manhattan Bank, as co-agents, and the banks
             signatory thereto.

10.30        Note Purchase Agreement, dated as of March 26, 1999,                 Report on Form 10-K            10.43
             between the Company and each of the purchasers                       for the year ended
             signatory thereto relating to the Company's $7 million               December 31, 1998.
             7.52% Senior Notes due November 15, 2005.

10.31        Note Purchase Agreement, dated as of March 26, 1999,                 Report on Form 10-K            10.44
             between the Company and each of the purchasers                       for the year ended
             signatory thereto relating to the Company's $8 million               December 31, 1998.
             9.84% Senior Subordinated Notes due November 15, 2008.

10.32+       Amendment No. 1, dated as of November 9, 1999,                       Report on Form 10-Q            10.1
             to the Employment Agreement, dated as of March 15,                   for quarter ended
             1995, between the Company and William E. Lipner.                     September 30, 1998.

*Filed herewith.
+Management contract or compensatory plan or arrangement.


                                                                                             Incorporated by
                                                                                             Reference from
                                                                                  -------------------------------------
                                                                                  NFO Worldwide, Inc.
                                                                                  Registration
Exhibit                                                                           Statement
Number                                                                            No. or Report                 Exhibit
-----------------------------------------------------------------------------------------------------------------------
10.33+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.2
             as of November 9, 1999, between the Company and                      for the quarter ended
             William E. Lipner.                                                   September 30, 1998.

10.34+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.3
             as of November 9, 1999, between the Company and                      for the quarter ended
             Patrick G. Healy.                                                    September 30, 1998.

10.35+       Change in Control and Severance Agreement, dated                     Report on Form 10-Q            10.4
             as of November 9, 1999, between the Company and                      for the quarter ended
             Joseph M. Migliara.                                                  September 30, 1998.

10.36+* Employment Agreement, dated as of March 1, 1999, between the Company and Joseph M. Migliara.

10.37+*      Change in Control Severance Agreement, dated as of
             December 10, 1999, between the Company and Dr.
             Hartmut Kiock.

21*          Subsidiaries of the Company.

23.1*        Consent of Arthur Andersen LLP.

23.2*        Consent of Soteriou Banerji.

27*          Financial Data Schedule.

*Filed herewith.
+Management contract or compensatory plan or arrangement.